Form 10-K
period 2025-12-31
Lumexa Imaging Holdings, Inc.
filed 2026-03-30
CIK 2071288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-43010

Lumexa Imaging Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	41-2605845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4200 Six Forks Road Suite 1000 Raleigh, North Carolina	27609
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 763-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LMRI	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, the Registrant's Common Stock was not publicly traded. The Registrant's Common Stock began trading on The Nasdaq Global Select Market on December 11, 2025. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on March 27, 2026 was approximately $212.1 million.

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2026 was 96,109,927.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Registrant expects to file such proxy statement within 120 days after the end of its fiscal year.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations, liquidity and stock price. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
Our ability to generate revenue depends in large part on referrals from physicians and other healthcare providers;

•
Because many of our costs are fixed, lower scan volumes or other decreases to revenues could adversely affect the profitability of our business;

•
Our ability to maintain and attract new business depends upon the quality of our services, our reputation and the professional reputations of our radiologists, joint venture partners and the third-party providers with whom we contract;

•
If our contracted radiology practices terminate their agreements with us, our business could be negatively impacted;

•
We are dependent on our and our contracted radiology practices’ ability to hire and retain qualified radiologists and radiologic technologists, as well as our ability to hire and retain key personnel;

•
Our labor costs have been, and we expect they will continue to be, adversely affected by competition for staffing, the nationwide shortage of radiologists and experienced and skilled healthcare professionals and regulatory activity, including changes in minimum wage laws;

•
Our joint ventures depend on existing relationships with key health system partners. If we are unable to maintain synergistic relationships with these health systems, or enter into new relationships with health systems, we may be unable to implement our business strategies successfully;

•
Adverse changes in general domestic and worldwide economic conditions could adversely affect our business, financial condition, results of operations, liquidity and stock price;

•
We experience competition from other diagnostic imaging companies, hospitals and physician practices, and this competition could adversely affect our revenue and business;

•
If reimbursement rates paid by third-party governmental or commercial payors are reduced or if we fail to successfully manage the reimbursement and collections processes, our business, financial condition, results of operations, liquidity and stock price could be harmed;

•
There are risks associated with our current and potential future use of artificial intelligence (“AI”);

•
Cybersecurity threats and other disruption or malfunctions in our information technology systems could adversely affect our business;

•
The regulatory framework in which we operate is uncertain and continually evolving and complying with federal and state regulations is an expensive and time-consuming process;

•
If the trading price of our common stock exceeds certain levels at the time of a distribution from or liquidation of Lumexa Imaging Equity Holdings LLC (“Holdings LLC”), substantial dilution may result from the issuance of additional shares of our common stock in respect of certain outstanding Holdings LLC incentive units, which may adversely affect the trading price of our common stock; and

•
The other factors discussed herein in the section titled “Risk Factors.”

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

SUMMARY OF RISK FACTORS

Investing in our common stock involves substantial risk. Our ability to execute our strategy is also subject to certain risks. The risks described under the section titled “Risk Factors” may cause us not to realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the most significant challenges and risks we face include the following:

•
Our ability to generate revenue depends in large part on referrals from physicians and other healthcare providers;

•
Because many of our costs are fixed, lower scan volumes or other decreases to revenues could adversely affect the profitability of our business;

•
Our ability to maintain and attract new business depends upon the quality of our services, our reputation and the professional reputations of our radiologists, joint venture partners and the third-party providers with whom we contract;

•
If our contracted radiology practices terminate their agreements with us, our business could be negatively impacted;

•
We are dependent on our and our contracted radiology practices’ ability to hire and retain qualified radiologists and radiologic technologists, as well as our ability to hire and retain key personnel;

•
Our labor costs have been, and we expect they will continue to be, adversely affected by competition for staffing, the nationwide shortage of radiologists and experienced and skilled healthcare professionals and regulatory activity, including changes in minimum wage laws;

•
Our joint ventures depend on existing relationships with key health system partners. If we are unable to maintain synergistic relationships with these health systems, or enter into new relationships with health systems, we may be unable to implement our business strategies successfully;

•
Adverse changes in general domestic and worldwide economic conditions could adversely affect our business, financial condition, results of operations, liquidity and stock price;

•
We experience competition from other diagnostic imaging companies, hospitals and physician practices, and this competition could adversely affect our revenue and business;

•
If reimbursement rates paid by third-party governmental or commercial payors are reduced or if we fail to successfully manage the reimbursement and collections processes, our business, financial condition, results of operations, liquidity and stock price could be harmed;

•
There are risks associated with our current and potential future use of AI;

•
Cybersecurity threats and other disruption or malfunctions in our information technology systems could adversely affect our business; and

•
The regulatory framework in which we operate is uncertain and continually evolving and complying with federal and state regulations is an expensive and time-consuming process.

PART I

As used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, the “Company,” “our company,” “Lumexa Imaging,” “we,” “us” and “our” refer to Lumexa Imaging Equity Holdco, LLC and its direct and indirect consolidated subsidiaries and unconsolidated affiliates for all periods prior to our initial public offering (our “IPO”), and to Lumexa Imaging Holdings, Inc. and its direct and indirect consolidated subsidiaries and unconsolidated affiliates for all periods following our IPO.

Item 1. Business.

Overview

We are one of the largest national providers of diagnostic imaging services. Our platform is integrated, scalable and has a proven track record of creating value for our stakeholders. As of December 31, 2025, we and our affiliates operated the second largest1 outpatient imaging center footprint in the United States. It spans 188 centers2 across 13 states and includes eight joint venture partnerships with health systems. Our centers are in attractive metropolitan service areas (“MSAs”). According to the U.S. Census Bureau, these MSAs saw average annual population growth of approximately 1.4% on a center-weighted basis between 2020 and 2024: over two times the national average. Our centers have convenient retail settings and operate with extended hours to facilitate easy access to care. We have built a diversified network of approximately 102,000 referring physicians, representing more than 32,000 physician practices in 2025. We believe our high quality of care, as evidenced by our high referring physician and patient satisfaction scores3, drives enhanced growth and repeat visits from patients needing multiple imaging exams.

We remain at the forefront of imaging care by purchasing best-in-class equipment and technology from innovative manufacturers and software companies. Our premium equipment, skilled technologists and subspecialized radiologists make us the clear choice for advanced imaging referrals, which are growing at an accelerated rate relative to the overall market due to the aging population of the United States and increasing disease prevalence. Magnetic resonance imaging (“MRI”) and computed tomography (“CT”) referrals, for example, have been a key driver of our revenue growth and accounted for 52% of our consolidated revenue4 and 63% of our system-wide revenue5 during the year ended December 31, 2025.

1 By freestanding location count as of December 31, 2025.

2 Our consolidated financial results include those of our wholly owned subsidiaries and our variable interest entities("VIEs"). Together, our wholly owned subsidiaries and our VIEs owned 102 of the 188 centers that we operated as of December 31, 2025. Of these 102 centers, 53 were owned by our wholly owned subsidiaries and 49 were owned by our VIEs. Our consolidated GAAP (as defined below) total revenue does not, however, include the results of 86 centers owned as of December 31, 2025 by our unconsolidated affiliates: eight health system joint ventures in which we have the ability to exert significant influence but own less than a controlling interest, which we instead report using the equity method of accounting.

3 We contract with a third party to administer surveys to monitor referring physician and patient satisfaction with our quality of care. Our resulting patient net promoter score (“NPS”) was 91 and overall patient satisfaction rate was 97%, each as of December 31, 2025 and based on approximately 1.3 million survey responses. The patient satisfaction survey is sent by the contracted third party to patients who have visited one of our 175+ participating centers. In addition, 88% of participating referring physicians provided a rating of satisfied or higher for our services as of December 31, 2024, as calculated using the more than 1,100 responses the contracted third party collected from our annual survey of physicians who have referred patients to our centers.

4 We refer to numbers and metrics relating to or deriving from only those outpatient imaging centers and managed physician practices (the source of our professional services revenue) that we consolidate for financial reporting purposes: our wholly owned centers and our centers owned by and practices managed through VIEs, as “consolidated.” Consolidated revenue includes revenue from our wholly owned subsidiaries and our VIEs. Consolidated revenue does not include the revenues of our unconsolidated affiliates. See Notes 2, 17 and 18 in the notes accompanying our consolidated financial statements included in this Annual Report on Form 10-K for further information about the accounting treatment of our VIEs and unconsolidated affiliates.

5 We refer to numbers and metrics relating to or deriving from our managed physician practices (the source of our professional services revenue) and all of our outpatient imaging centers, including our wholly owned centers and our centers owned by and practices managed through our VIEs, which we consolidate for financial reporting purposes, plus those centers owned by our unconsolidated affiliates, which we report using the equity method of accounting, collectively, as “system-wide.” We utilize system-wide revenue as a key operating metric. System-wide revenue is equal to consolidated revenue plus revenue from our unconsolidated affiliates, which is not included in our consolidated GAAP total revenue. In our consolidated financial statements, only the net income or net loss from our unconsolidated affiliates is reported in the line item equity in earnings of unconsolidated affiliates. Because of this, management supplementally focuses on system-wide revenue as an operating metric, which measures revenues from all of our centers and managed physician practices, including revenues from our unconsolidated affiliates (without adjustment based on our percentage of ownership therein), after eliminating transactions between the consolidated Lumexa Imaging entities and our unconsolidated affiliates. Portions of the financial results of our unconsolidated affiliates that are included in our system-wide metrics are unaudited and/or not prepared by our management. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics and Non-GAAP Financial Measures” for more information.

Lumexa Imaging was established in 2018 under the name US Radiology Specialists by Charlotte Radiology and Welsh, Carson, Anderson & Stowe (“WCAS”), an investment firm with over 45 years of experience building successful companies in the healthcare and technology sectors. We expanded rapidly from 20 centers in 2018 to 188 centers as of December 31, 2025 by making 21 acquisitions and opening 44 de novo centers. Effective July 8, 2025, US Radiology Specialists Holdings, LLC changed its name to Lumexa Imaging Equity Holdco, LLC. Lumexa Imaging Holdings, Inc. was incorporated as a wholly owned subsidiary of Lumexa Imaging Equity Holdco, LLC on November 14, 2025. During 2025, we completed our IPO of 25,000,000 shares of our common stock. We received net proceeds of approximately $427 million, after deducting underwriting discounts and commissions and offering costs, from the issuance of those shares.

Lumexa Imaging at a Glance

188
Outpatient Imaging Centers (86 in JVs)

13
States

~4M
Outpatient Scans in 2025

63%
System-wide Revenue from Advanced Imaging

63%
System-wide Commercial Payor Mix

WINDSONG RADIOLOGY
Touchstone MEDICAL IMAGING
SJRA South Jersey
CharlotteRadiology
Radiology Ltd.
GATEWAY DIAGNOSTIC IMAGING
AMERICAN HEALTH imaging
1
6
18
9
11
8
1
25
63
9
22
13
2
Consolidated Locations
Unconsolidated Locations
Total Count of Locations

~$1,023.1M
GAAP Revenue

8.2%
System-wide Revenue Growth

7.8%
Consolidated Revenue Growth

All data in the table above is as of and for the year ended December 31, 2025. Our consolidated revenue grew 7.8% and our system-wide revenue grew 8.2% between the year ended December 31, 2024 and the year ended December 31, 2025.

We deliver high-quality, convenient and low-cost care through our expansive network of outpatient imaging centers, meeting the needs of our key stakeholders—patients, referring physicians, health system joint venture partners and payors.

To further this goal, we have partnered with third-party technology providers to build a scalable clinical technology system with radiology information systems (“RIS”); picture archiving and communication systems (“PACS”); revenue cycle management (“RCM”) systems; and programs designed to increase both efficiency and accuracy in reporting reads. Utilizing third-party software allows us to operate more efficiently and to quickly scale, adapt and implement new technology across our platform, including in connection with the integration of newly acquired or de novo centers.

We have also begun implementing third-party clinical, operational and back-office AI solutions across our operations. While early, we are seeing faster scan times, improved clinical efficiency and faster patient scheduling and communication of results. There is significant ongoing third-party investment and innovation across the imaging AI ecosystem, and we believe that our use of externally sourced (as opposed to internally developed) AI can facilitate the accelerated adoption of AI, reduce future capital investment therein and preserve the flexibility to select and maintain the most valuable AI solutions.

According to a 2025 analysis of the diagnostic imaging services market by Fortune Business Insights, it is estimated that the total U.S. market for diagnostic imaging services was approximately $140 billion as of December 31, 2024, across inpatient, hospital outpatient (“HOPD”), free standing imaging centers and other settings. That report estimates that this market grew at a 4.2% CAGR from 2019 to 2024, led by freestanding imaging center growth of 6.9% over the same period.

US Diagnostic Imaging Services Market

($ in billions)
Other
Inpatient
HOPD Centers
Freestanding Imaging Centers
CAGR
'19-'24 CAGR
4.2%
$140
$114
33
6.9%
24
44
33
5.9%
40
39
0.7%
23
19
3.9%
2019A
2024A

Source: Fortune Business Insights, 2025 Diagnostic Imaging Services Market Report.
Note: Sum of individual segments may not sum to total values due to rounding.

Published reports from third-party research firms forecast future revenues in the diagnostic imaging services market. These reports aggregate the revenues they estimate to be captured by the overall market, and by independent diagnostic testing facilities (“IDTFs”) in particular, and apply growth rates to those estimates for future years based on factors which vary from report to report. Using these reports and our industry knowledge, management estimates that the diagnostic imaging services market will continue to grow at a mid-single digit rate between 2024 and 2030, driven by increasing utilization of advanced imaging, an aging population and increasing disease prevalence, with

IDTFs growing faster than the broader market. This estimate is based on management’s experience in the diagnostic imaging services market and actual market growth rates may vary.

We believe the outperformance of IDTFs has been primarily driven by patient and payor preference for receiving the same level of care in a more convenient and less expensive setting than HOPDs. Comparable imaging services provided in imaging centers or physician’s offices are approximately 60% less expensive than those provided in HOPDs, based on an analysis of 2019 claims performed by UnitedHealth Group6.

The outpatient portion of the diagnostic imaging services market is highly fragmented. According to management estimates, there were approximately 6,000 IDTFs in the United States as of December 31, 2025, and more than 75% of them were owned by single facility operators or small chains. Furthermore, according to management estimates, there were approximately 8,900 HOPD centers in the United States as of December 31, 2025. We expect IDTFs to continue capturing share from HOPD and inpatient settings, driven by the ability to provide the same quality of care in a lower cost, more convenient setting. HOPDs also represent a significant opportunity for conversion to IDTFs through joint ventures with health systems. Collectively, we believe these factors create significant, long-term tailwinds that will support elevated IDTF growth rates for years to come.

Highly Fragmented Ownership

(# of US IDTFs)

418
188
~4,700
RadNet
Lumexa Imaging
Other Top 10
Remaining Centers

Across remaining centers, greater than 75% are in companies with fewer than 5 centers

* As of December 31, 2025. Source: Management estimates using Definitive Healthcare’s imaging database and industry and competitor websites.

Our Industry

Diagnostic imaging is a medical technique used to create visual representations of the interior of the body for clinical analysis. It is a critical step in diagnosing diseases, monitoring treatment effectiveness and determining the need for surgical intervention. When used early in disease progression, imaging can facilitate early diagnosis and may reduce unnecessary invasive procedures, minimizing the cost and amount of care for patients. Scans are provided at a variety of settings ranging from inpatient, HOPD, IDTF and other sites of care, such as physicians’ offices and urgent care centers.

Hospitals offer diagnostic imaging services for both inpatient and outpatient care through on-campus and off-campus HOPD imaging locations. IDTFs are imaging centers that offer scans independent of a hospital or physician’s office. IDTF volumes have been growing at a faster rate than HOPD volumes, driven by convenience, lower cost, shorter wait times and more scheduling options than typical HOPD centers. We believe this volume shift to IDTFs will persist due to payor preference for these lower cost sites of care and the increasing role of consumerism in outpatient imaging, driven by increasing price transparency and prevalence of high-deductible health plans.

6 Survey included MRIs, CT scans of the abdomen, chest, head, and other body parts; CT angiographies of the neck; diagnostic cardiac catheterizations; contrast aortograms; and low dose CT scans for lung cancer screening.

Demand for diagnostic imaging is increasing with the rising incidence of disease and aging population demographics in the United States, as well as technological advances (such as the advent of blood testing for certain diseases that is often confirmed via subsequent imaging procedures) and growing medical applications. Advanced imaging procedures, such as MRI and CT, are growing faster than the overall market and receive higher payments per procedure. According to a 2025 analysis of the diagnostic imaging services market by Fortune Business Insights, demand for advanced imaging grew at a 5.7% CAGR between 2019 and 2024, outpacing routine imaging procedure growth of 2.6% during that same period. This is due to increasing recognition from payors and physicians of advanced imaging’s ability to detect and diagnose conditions such as cancer, Alzheimer’s Disease and cardiovascular and musculoskeletal disease. Furthermore, as of December 31, 2025, management estimates that advanced imaging payments per procedure at our consolidated and unconsolidated centers were on average approximately 330% of routine imaging payments per procedure.

Diagnostic imaging has also seen significant advances in AI-supported tools, which are being used across the industry in many different settings; for example, improving the accuracy of diagnostic reads by leveraging databases of prior scans, improving workflow management, streamlining administrative tasks, enhancing image quality and automatically generating reports. The U.S. Food and Drug Administration (“FDA”) had authorized over 1,100 radiology AI and machine learning-enabled medical devices as of December 31, 2025, an approximately six-fold increase since June 30, 2020, and we expect this number to continue growing. According to an article in the Journal of the American College of Radiology, $13 billion was invested in radiology AI in 2022 alone.

Our Centers

Our freestanding imaging centers focus on providing the highest quality care in a convenient environment. Our centers are generally located in easily accessible retail locations with convenient parking, extended hours and weekend availability. We focus on delivering positive patient experiences and providing consistent support to our patients through simplified scheduling, appointment reminders via text message, digital check-ins and other streamlined communications.

Our operations are designed to efficiently receive orders from referring physicians and schedule exams for patients at the most appropriate center within our network. Our centralized call center (the Patient Access Center of Excellence, or “PACE”), handles the majority of inbound phone calls and order entry. The PACE team schedules exams at the location and time most convenient for the patient, and obtains prior authorization for the exam from commercial payors as necessary to ensure we can complete the exam as scheduled and receive reimbursement in a timely manner.

We believe there are meaningful benefits from operating at scale in a particular region, including the ability to (1) provide subspecialized radiologist reads, (2) centralize administrative functions, (3) generate procurement savings and (4) improve accessibility and convenience for referring physicians and patients.

Radiologic Technologists

Radiologic technologists are healthcare professionals who receive specialized training to perform diagnostic imaging procedures and are credentialed to perform specific studies, such as MRI, CT and x-ray scans. We have expertise in recruiting, hiring and retaining this critical labor for our centers to ensure we have consistent staffing, especially of advanced imaging MRI and CT technologists. We have also developed a Technologist Advancement Academy to assist x-ray and ultrasound technologists with becoming credentialed in advanced imaging modalities, which uniquely positions us to capture increased advanced imaging volumes.

Radiologists

Imaging exams are interpreted by radiologists, medical doctors who specialize in interpreting radiographic images to diagnose and treat disease. Our managed physician practices, which are physician practices that we own (or that are structured to comply with the applicable state’s prohibition on the corporate practice of medicine, if applicable), currently employ approximately 350 radiologists and we contract with more than 890 radiologists in independent practices located near our centers. The overwhelming majority of our radiologists that we employ are subspecialized and fellowship-trained in areas of advanced imaging, such as neuroradiology, musculoskeletal imaging or breast imaging, giving our referring physicians access to informed consultations and expertise in diagnosing complex conditions.

In 2023, we began building our own teleradiology capability: Connexia. This platform allows us to transmit radiographic images to radiologists anywhere in the United States. Connexia uses advanced PACS and workflow software to coordinate efficient reading and ensure exams are routed to the appropriate subspecialized radiologists. The remote nature of teleradiology provides the flexible hours and work-from-home setting many radiologists desire, along with the ability to practice within their subspecialties and maximize their reading capacity. This allows Connexia to recruit radiologists anywhere in the United States in the subspecialties we need to meet our read requirements as they evolve. Connexia has reduced our reliance on third-party radiology practices and now covers dozens of centers and practices across our network. Going forward, we will continually compare the cost, quality and efficiency of Connexia against the independent physician practices with whom we contract, and make changes as appropriate to optimize the cost and quality of radiology coverage for our centers.

Our Services

Our proportionate revenue and volumes are highly diversified across a range of “advanced” (MRI, CT and positron emission tomography (“PET”)) and “routine” modalities (x-ray, ultrasound and mammography) of diagnostic and screening imaging services. For the year ended December 31, 2025, advanced imaging accounted for 52% of our consolidated revenue and 63% of our system-wide revenue. During the year ended December 31, 2025, MRI and CT accounted for 30% of our consolidated imaging volumes and 36% of our system-wide imaging volumes.

Consolidated Revenue and Volume1:

System-Wide Revenue and Volume1:

1For the year ended December 31, 2025.

Our Value Proposition

We believe our ability to provide high-quality imaging services in accessible, lower cost sites of care makes us the provider of choice for patients, referring physicians, health systems and payors.

Patients

We aim to deliver exceptional value to patients by providing access to high-quality diagnostic imaging in convenient and lower cost outpatient settings. Our accessible locations, flexible scheduling options and extended hours make it easier for patients to receive the imaging services they need. Timely access to imaging services can provide early detection of diseases and facilitate quicker scheduling of follow-up procedures, and thus significantly improve patient outcomes and reduce overall healthcare costs.

Additionally, we provide timely and insightful communication with our patients using digital technology throughout the patient journey. We communicate via text message to confirm appointments to reduce missed exams, and we allow patients to digitally complete their paperwork prior to their appointment to reduce wait times in the office. After the exam, we provide patients with their results in a consumer-friendly format intended to reduce anxiety for patients and allow them to have a more meaningful follow-up discussion with their physicians. We also provide easy-to-use payment options through a patient portal with e-statements, and offer extended payment plans when needed. This overall focus on high-quality care and exceptional patient experience has led to a patient NPS of 91 and overall patient satisfaction rate of 97%, each as of December 31, 2025.

Referring Physicians

Referring physicians choose our centers for their patients’ imaging needs because of our high-quality care, subspecialized radiologists, skilled technologists and modern equipment and technology. We prioritize seamless communication and collaboration with referring physicians, making it easy for their offices to refer patients to our centers through electronic medical record integration or a digital physician portal. We also ensure that they receive radiologist reports with prompt turnaround times after the exams, which can be digitally accessed through the same portal along with patients’ images. Our interpreting radiologists are available for consultation with referring providers to ensure patients receive coordinated care to facilitate the most accurate diagnosis and an optimized follow-up treatment plan.

Our dedication to clinical excellence and patient satisfaction has earned us the trust and confidence of referring physicians, with 88% of participating physicians providing a rating of satisfied or higher for our services as of December 31, 2024.

Health System Partners

Our health system joint venture partners benefit from providing patients access to our high-quality, lower cost, conveniently located centers to reduce hospital backlogs and the time required to diagnose and begin treatment. They value access to the subspecialized radiologists interpreting our scans and our highly trained technologists, as well as our operational expertise and commitment to providing an exceptional in-center patient experience.

Our joint ventures provide health systems a means to diversify their revenue and participate in the continued shift away from hospital-based imaging. Furthermore, our acquisitions and de novo center development expertise can help health systems expand to meet patient demand in a capital efficient manner.

Our radiologist network provides further value to our health system joint ventures by addressing capacity limitations and offering flexible coverage. We believe that Connexia solidifies our position as the partner of choice by offering a flexible solution to address radiologist capacity constraints and to ensure coverage.

Payors

Our centers benefit payors by reducing the overall cost of delivering diagnostic imaging to their members. By directing patients to our more cost-effective care settings, we help payors manage per member costs while maintaining excellent levels of care. Our clinical value initiatives and technology investments are designed to create improved patient outcomes and enhance the overall efficiency and effectiveness of the healthcare system. This alignment with respect to delivering high-quality imaging at a lower cost to patients is exemplified by our delivery of more than 99% of our services in-network with commercial payors in the geographies we served as of December 31, 2025.

Our Strengths

National Outpatient Imaging Platform Focused on Advanced Modalities and Attractive MSAs

We are the second largest provider of outpatient imaging services in the country by number of centers, with a national footprint predominantly located in attractive MSAs. We target MSAs with favorable demographics, opportunities for health system joint venture partners, strong commercial insurance coverage and opportunities for long-term growth. Our MSAs saw annual population growth of approximately 1.4% on a center-weighted average basis between 2020 and 2024: over two times the national average according to the U.S. Census Bureau.

Consolidated Geographic Revenue and Payor Revenue:

System-Wide Geographic Revenue and Payor Revenue:

We operate in geographies with attractive demographics that support sustainable commercial reimbursement. 58% of our consolidated revenues for the year ended December 31, 2025 came from commercial payors, with government payors making up an incremental 29%, and the remaining portion of our consolidated revenues for the year ended December 31, 2025 coming from self-pay, liens and other payors. 63% of our system-wide revenue for the year ended December 31, 2025 came from commercial payors, with government payors making up 22%, and the remaining portion of our system-wide revenue for the year ended December 31, 2025 coming from self-pay, liens and other payors. We are broadly diversified across over 600 payor contracts and have a dedicated managed care team, focused on securing competitive reimbursement rates and contract terms for our centers using a data-driven approach.

Commercial, Operational & Clinical Excellence Driving Growth and Margins, Positioning Lumexa Imaging as the Partner of Choice to Health Systems

We have established ourselves as a partner of choice to health systems through our differentiated approach to commercial, operational and clinical excellence, which has resulted in above market same-center growth and robust margins.

We have a sales team of over 120 members that uses a proprietary model to direct calls towards referring physicians with the highest potential for advanced imaging referrals and, through frequent interactions, builds long term relationships with referring offices. Furthermore, the broad array of referral sources across each of our centers reduces concentration risk associated with any one referral source. During the year ended December 31, 2025, we received referrals from over 32,000 physician practices for imaging services at our centers.

Our operations team seeks to drive further volume and cost efficiencies through standardized protocols and workflows, which drive reduced exam duration, increased throughput and better patient experiences. We regularly monitor center capacity to understand constraints and adjust staffing levels. We also continue to implement faster scanning MRI technology across our centers, reducing the time a patient needs to be on the table and increasing throughput .

These efficiencies are further supported by our PACE team, which seeks to optimize the call center and patient scheduling experience, further increasing patient throughput and driving down scheduling costs per patient.

This commitment to clinical excellence, operational efficiency and patient-centered care makes us a preferred partner for health systems. These qualities have helped us develop long-standing relationships with an average tenure of over 10 years with eight growth-oriented health systems and a pipeline of potential new partnerships within both existing and new geographies.

LUMEXA IMAGING’S HEALTH SYSTEM JOINT VENTURES(1)
HEALTH SYSTEM	JOINT VENTURE (“JV”) PARTNER	NUMBER OF CENTERS	STATES WITH CENTERS	PERCENTAGE LUMEXA IMAGING OWNERSHIP IN JV(2)	LUMEXA IMAGING OWNERSHIP VIA VIE?(3)
Baylor Scott & White Health	BTDI JV, LLP (“BTDI”)(4)	56	TX	49.0%	No
Intermountain Health	SCLTDI JV, LLC	10	CO, MT	49.0%	No
Integris Health	IH-USRS Imaging, LLC	8	OK	30.0%	No
Atrium Health	Carolinas Imaging Services, LLC	8	NC, SC	40.0%	Yes, Charlotte Radiology, P.A.
Virtua Health	Virtua Adult Imaging Services at Voorhees, LLC	2	NJ	50.0%	Yes, South Jersey Radiology Associates, P.A.
Tenet Health	RLC, LLC	1	AZ	50.0%	No
Tucson Medical Center	Tucson Medical Imaging Partners, LLC	1	AZ	50.0%	No
UPMC Community Provider Services	UPMCTDI JV, LLC	—	—	49.0%	No

(1)
Data as of December 31, 2025.
(2)
Pursuant to the terms of the joint venture agreements that govern each JV, a JV’s profits, losses and cash distributions are distributed between us and our partners pro rata based upon our and their respective ownership interest in such JV. In addition, we also receive management fees in connection with our provision of management and administrative services to the JVs and/or professional services fees in connection with scan reads performed by our managed physician practices or employed radiologists for the JVs.
(3)
Our investments in all of our health system joint ventures, including those for which we own our equity interest through our VIEs, are accounted for using the equity method of accounting. See Note 18 in the notes accompanying our consolidated financial statements included in this Annual Report on Form 10-K for further detail.

(4)
Includes (i) 12 centers in Texas owned by Gateway Diagnostic Imaging, LLC, which is 100% owned by BTDI; (ii) two centers in Texas owned by Blue Stone JV LLP, which is 70% owned by BTDI; (iii) one center in Texas owned by Gateway Diagnostic Imaging Sherman, LLC, which is 100% owned by Blue Stone JV LLP; and (iv) one center in Texas owned by Blue Stone Frisco JV, LLP, which is 51% owned by BTDI.

Our operational expertise benefits our health system joint ventures by providing a streamlined patient experience, high-quality, subspecialized radiologist interpretations and efficient imaging center staffing models and labor management. Additionally, our health system joint ventures benefit from our expertise in building new capacity through equipment upgrades and de novo center openings. Combined with our experience and scaled supply chain cost savings, we offer our partners a capital efficient pathway to growth and expansion.

Our health system partners want to expand their patients’ access to care, and our joint ventured centers provide convenient, low-cost options for their patients. These centers in health system joint ventures care for patients referred from the affiliated provider networks of our partners, as well as patients referred from physicians’ offices outside these networks contacted through our sales and marketing efforts. On average, approximately 75% of the 2025 exam volume from our five largest joint ventures was derived from patients outside of the affiliated provider networks of our partners. This collaboration allows our health system joint ventures to benefit from significant revenue diversification and significantly expanded volumes. Our partners’ managed care expertise helps our joint ventures receive competitive rates, often with negotiated rate increases to keep up with the cost of providing high-quality care. Furthermore, our joint ventures provide us with a capital partner for expansion through investments in acquisitions and de novo center openings.

Integrated Technology System Built on Best-of-Breed Third-Party Solutions

We partner with third-party technology providers to drive operational efficiency, improve clinical quality, support remote reading of scans and create an integrated data environment. We have built a scalable technology system comprised of RIS workflow management, PACS visualization tools, radiologist-reporting and RCM systems, as well as programs designed to increase both efficiency and accuracy in reporting reads. This approach allows us to quickly adopt new technology across our platform and seamlessly integrate newly acquired centers or de novo centers. Continued integration of our technology system will create a harmonized data environment that offers us operational insights while providing clinicians with user-friendly, state-of-the-art clinical tools.

We use externally sourced AI to improve care delivery, translate radiologist reports into patient-friendly language, and facilitate back-office tasks, including digitizing patient intake forms and automating our call center and appointment scheduling processes. We also use AI to streamline RCM operations in an effort to reduce our labor costs. We have also begun implementing AI support for radiologists reading our scans that assist in the generation of patient reports and enhancement and analysis of medical imaging. We are optimistic about the positive impact AI has on our operations and the numerous ways it could improve efficiency and quality across our business going forward, including with respect to a potential reduction in our consolidated expenses related to third-party radiologist salaries. These salaries totaled approximately $40 million in 2025. For further discussion on the risks associated with our use of AI, see “Risk Factors—There are risks associated with our current and potential future use of AI” in this Annual Report on Form 10-K.

Connexia, our teleradiology platform, is a key enabler of volume expansion, allowing us to address capacity demands for our centers and practices by providing radiologists with the imaging technology to read scans remotely. Our teleradiology services effectively manage radiologist capacity while providing flexible coverage, thus eliminating a potential barrier to growth and de-risking our reliance on the radiologist labor market and third-party radiology groups. The flexibility to read scans remotely is increasingly desired by radiologists, offering them more control over their schedules and reducing burnout.

Attractive Financial Profile Characterized by Robust Revenue Growth and Margin Expansion

We have achieved significant growth in recent years while generating robust margins and establishing an operating model that emphasizes cash flow generation. Total consolidated revenue increased by 7.8%, to $1.023 billion for the year ended December 31, 2025 from $948.9 million for the year ended December 31, 2024. Our net loss for the year ended December 31, 2025 was $47.1 million, and our Adjusted EBITDA was $230.2 million for the year ended December 31, 2025 representing an Adjusted EBITDA margin of 22.5%.

Public Company Management Team with Deep Industry Experience

Our management team is led by Caitlin Zulla, our Chief Executive Officer, and Tony Martin, our Chief Financial Officer, each of whom brings significant public company expertise. Ms. Zulla has over 20 years of health care services operating experience and was previously Chief Executive Officer of Optum Health East and SCA Health. Mr. Martin has over 25 years of experience in healthcare services and financial management, having previously served as Chief Financial Officer of US Acute Care Solutions and Chief Accounting Officer of United Surgical Partners International. We believe this deep industry knowledge and breadth of experience will enable us to effectively execute our strategic vision, drive growth and maintain operational excellence.

Growth Strategies

Ongoing Execution of Same-Center Organic Growth Playbook

We aim to drive above market same-center growth by positioning ourselves in attractive MSAs, partnering with health systems, targeting high-value referral sources and optimizing our center and staff capacity. Additionally, we target high-value advanced imaging scans to support our growth objectives. Our consolidated outpatient same-center CT and MRI volume growth was 7.5% and 8.3%, respectively, for the year ended December 31, 2025. Our system-wide outpatient same-center CT and MRI volume growth was 4.3% and 8.9%, respectively, for the year ended December 31, 2025.

Within existing centers, we create additional capacity and drive incremental volumes by reducing scan times, expanding hours of operation and installing additional equipment to alleviate backlogs.

De Novo Expansion Strategy Across Existing and New MSAs

De novo expansion is a central component of our organic growth engine. We build de novo centers to expand our presence in geographies where we have unmet patient demand and underserved needs of our health system joint venture partners. We believe there is significant opportunity for new outpatient imaging centers in our existing geographies.

We build de novo centers with an average initial capital investment of $4.0 million, targeting annual Adjusted EBITDA contribution of approximately $1.0 million to $3.0 million. Center-level ramp to profitability and ramp to maturity can be as short as 12 and 24 months, respectively; though certain of our de novo centers have reached profitability in as short as six months. We believe the ability to leverage our existing infrastructure, referral source relationships and reputation enables us to launch new locations in a capital-efficient manner.

We build many of our de novo centers with our health system partners via joint ventures. These partnerships enable us to clinically connect with our health system partners’ affiliated provider networks and leverage their managed care expertise. We directly manage the opening and staffing of these de novo centers, including with respect to leasing space, contracting radiologists, employing radiologic technologists and sourcing imaging equipment.

We have opened 13 de novo centers since December 31, 2023, including nine in 2025. We have additional opportunities that are in various stages of our vetting process in addition to many attractive new geographies that we continue to actively assess for de novo center opportunities.

New Joint Venture Partnerships in Existing and New MSAs

We have a track record of operating successful joint ventures with health systems and plan to continue expanding our current joint ventures and developing new ones in both new and existing geographies. In geographies where we have historically focused on wholly owned centers, there is a significant opportunity to develop joint ventures with local health systems. Outside of our existing geographies, as of December 31, 2025, management estimates that there were approximately 100 potential health system partners across our top 20 target MSAs and more than 80% of them did not have an existing imaging joint venture partner with an established IDTF platform, which presents a large opportunity to facilitate future expansion.

Acceleration of Growth Through Acquisitions

As one of the largest outpatient imaging providers in the country, we believe our scale and track record of 21 successfully executed and integrated acquisitions provides us with a competitive advantage and positions us as a partner of choice to drive inorganic growth across and outside of our MSAs. We have a disciplined approach to valuation, averaging an Adjusted EBITDA multiple of eight to nine times at acquisition for medium to large imaging center companies, defined as companies with five or more locations. For smaller imaging center companies with less than five locations, we have paid approximately five times Adjusted EBITDA on average. We have demonstrated an ability to reduce these multiples by approximately two to three times over three years post acquisition through growth and cost savings initiatives. We continuously seek new opportunities in attractive MSAs and have a robust and growing pipeline for future acquisition opportunities.

Further Investment and Implementation of Technology and AI Strategy

Our integrated technology system supports our current day-to-day operations and is the foundation for our continued deployment of third-party AI tools. Using third-party AI allows us to benefit from the most advanced solutions in the market and we believe using these existing programs is a faster, capital-light option that allows us to focus on what we do best—providing high-quality patient care while benefiting indirectly from third-party investment in the development of innovative new clinical and business AI solutions. Additionally, using third-party technology provides flexibility to use the best vendors depending on clinical or business needs, which is increasingly important as AI technology continues to rapidly evolve.

We believe using AI will benefit us across the organization, particularly in our center operations, radiologist reads and back-office workflows. Implementation of AI can enable faster scan times, improved clinical efficiency and faster patient scheduling and communication of results. Radiologist reads can benefit from AI through improved read quality, faster read times and capacity expansion, while decreasing radiologist burnout. Furthermore, back-office tasks can use AI to self-learn and self-manage processes, increase collections and reduce labor expenses.

Regulation and Compliance

The healthcare industry is highly regulated, and changes in the regulatory environment could significantly affect our operations in the future. Our ability to operate profitably will depend in part upon us, and our contracted radiology practices and their affiliated radiologists, receiving referrals, obtaining and maintaining all necessary licenses and other approvals including for radiology technicians and operating in compliance with applicable healthcare regulations such as required supervision regulations. We believe that healthcare regulations will continue to change. Therefore, we will monitor developments in healthcare laws and regulations and modify our operations from time to time as the business and regulatory environment changes.

Licensing, Accreditation and Certification

Each state imposes licensing requirements on individual physicians and clinical professionals, and on facilities operated or utilized by healthcare companies like us. Many states require regulatory approval, including certificates of need (“CONs”), before establishing certain types of healthcare facilities, offering certain services or expending amounts in excess of statutory thresholds for healthcare equipment, facilities or programs. In addition, federal legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT and nuclear medicine to be accredited by one of the accreditation organizations designated by Centers for Medicare and Medicaid

Services (“CMS”) (which currently include the American College of Radiology, the Intersocietal Accreditation Commission and the Joint Commission). Our facilities and affiliated practice groups and radiologists are also required to meet applicable Medicare and Medicaid provider requirements under federal and state laws, rules and regulations.

The radiologists and other healthcare professionals providing professional medical services at our centers are also subject to licensing and related requirements by the states in which they provide services. As a result, we require our employed radiologists and other healthcare professionals, and require the radiology groups with which we contract to require their radiologists and other healthcare professionals, to have and maintain appropriate licensure.

Fee Splitting; Corporate Practice of Medicine

In some of the states in which we operate, a lay person or any entity other than a professional corporation or other similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. The laws of such states also prohibit a lay person or a non-professional entity from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. We structure our operations in a manner that we believe keeps us from engaging in the practice of medicine, exercising control over medical judgments or decisions, or violating prohibitions against fee-splitting.

Government Healthcare Programs

In order to participate in the Medicare program and in the various state Medicaid programs, we and our affiliated radiology practices must comply with stringent and often complex federal and state regulatory requirements. Moreover, states impose varying standards for their respective Medicaid programs. In addition, other government-funded healthcare programs (“GHC Programs”) are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, manual guidance, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments, as well as affect the cost of providing services and the timing of payments to providers.

We derive a substantial portion of our revenue from direct billings to governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies and/or health plans, including but not limited to those participating in the Medicare Advantage program.

As a result, any negative changes in governmental capitation or fee-for-service rates or methods of reimbursement (including required metrics imposed by GHC Programs) for the services we provide could have a significant adverse impact on our revenue and financial results. Because GHC Programs generally reimburse on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing our fees for the specified services. Moreover, if our costs increase, we may not be able to recover our increased costs from these programs. Our business could also be adversely affected by reductions in or limitations of funding of GHC Programs or restrictions on or elimination of coverage for certain individuals or treatments under these programs. More specifically, certain changes designed to contain healthcare costs have resulted in decreased reimbursement rates for diagnostic imaging services that impact our business.

Medicare and Medicaid Fraud and Abuse—Federal Anti-Kickback Statute

The federal law known as the Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or in an effort to induce, directly or indirectly, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services or (iii) the purchase, lease or order (or arranging or recommending the purchasing, leasing or ordering) of any item or service, which is reimbursable, in whole or in part, under the Medicare, Medicaid or other U.S. governmental programs. Noncompliance with the federal Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs and civil and criminal penalties. Anti-Kickback Statute violations can also form the predicate of a False Claims Act (“FCA”) action.

The Anti-Kickback Statute is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Further, court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. To create better clarity, the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) has issued regulations as “safe harbor” guidelines which if met in form and substance, will assure healthcare providers that they will not be prosecuted for violation of the Anti-Kickback Statute. The OIG issued a final rule on November 20, 2020, as part of the Regulatory Sprint to Coordinated Care initiative by the Department of Health and Human Services (“HHS”) that, among other things, established new “safe harbors” under the Anti-Kickback Statute for certain value-based compensation arrangements. Although full compliance with these provisions can mitigate risk against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit squarely within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued; rather, the arrangement will be evaluated on a case-by-case basis in light of the parties’ intent and the arrangement’s potential for abuse.

Even though we continuously strive to comply with the requirements of the Anti-Kickback Statute and/or its safe harbors and are careful to structure our arrangements to comport with reasonable interpretations of the Anti-Kickback Statute, liability under the Anti-Kickback Statute may still arise because of the intentions or actions of the parties with whom we do business. While we are not aware of any such intentions or actions, we have only limited knowledge regarding the intentions or actions underlying those arrangements. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities such as the OIG.

Medicare and Medicaid Fraud and Abuse—Stark Law

The federal physician self-referral prohibition (commonly known as the “Stark Law”) prohibits a physician from referring Medicare patients to an entity providing designated health services in which the physician (or their immediate family member) has an ownership or investment interest or with which the physician (or their immediate family member) has entered into a financial arrangement. The Stark Law also prohibits the entity from billing for any such prohibited referral. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs, refunds of amounts collected in violation of the prohibition, civil monetary penalties of as much as $30,868 for each violation referral and $205,799 for participation in a scheme to circumvent the Stark Law prohibitions, as well as potential exclusion from Medicare, Medicaid or other GHC Programs. Stark Law violations can also form the predicate of a FCA action.

Under the Stark Law, radiology and certain other imaging services and radiation therapy services and supplies are services included in the designated health services subject to the self-referral prohibition. Such services include the professional and technical components of any diagnostic test or procedure using X-rays, ultrasound or other imaging services, CT, MRI, radiation therapy and diagnostic mammography services (but not most screening mammography services). PET and nuclear medicine procedures are also included as designated health services under the Stark Law. The Stark Law, however, excludes from designated health services: (i) X-ray, fluoroscopy or ultrasound procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed immediately prior, during, or immediately after (for the purposes of confirming placement of an item placed during the procedure) non-radiological medical procedures; and (iii) certain ancillary services for which payment is made to an ambulatory surgical center.

The Stark Law provides that a request by a radiologist for diagnostic radiology services or a request by a radiation oncologist for radiation therapy, if such services are furnished by or under the supervision of such radiologist or radiation oncologist pursuant to a consultation requested by another physician, does not constitute a referral by a referring physician. If such requirements are met, the Stark Law self-referral prohibition would not apply to such services. The effect of the Stark Law on the radiology practices, therefore, will depend on the precise scope of services furnished by each such practice’s radiologists and whether such services derive from consultations or are self-generated.

We believe that, other than self-referred patients, all of the services covered by the Stark Law provided by our radiologists and those employed by the radiology practices with which we contract derive from requests for consultation by non-affiliated physicians. In addition, we believe that we have structured our acquisitions of the assets of existing practices, and we intend to structure any future acquisitions, so as not to violate the Anti-Kickback Statute, the Stark Law or the regulations related to these laws. Specifically, we believe the consideration paid by us to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arms’ length transactions and is not intended to induce the referral of patients or other business generated by such physicians. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then our acquisitions could be viewed as possibly violating anti-kickback and anti-referral laws and regulations. A determination of liability under any such laws could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.

Medicare and Medicaid Fraud and Abuse—Civil Monetary Penalties Law

The Civil Monetary Penalties Law authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including but not limited to, presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payors that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent, or offering remuneration to a GHC Program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services from a particular provider. Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalties Law and may vary depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply and a violator may be subject to exclusion from federal and state health care programs. In addition, exclusion from GHC Programs may be imposed for violations. We could be exposed to a wide range of allegations to which the federal Civil Monetary Penalty Law would apply, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and stock price.

Medicare and Medicaid Fraud and Abuse—General

The federal government regularly audits all Medicare Administrative Contractors, which are the companies that adjudicate and pay Medicare claims, and scrutinizes claims to Medicare and other federal healthcare programs. These audits are expected to intensify governmental scrutiny of individual providers and facilities. An unsatisfactory audit of any of our diagnostic imaging centers or contracted radiology practices could result in any or all of the following: significant repayment obligations, exclusion from Medicare, Medicaid or other governmental programs, and civil and criminal penalties.

Federal and state regulatory agencies and law enforcement authorities have increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern our activities and those of our contracted radiology practices. The federal government also has increased funding to fight healthcare fraud and is coordinating its enforcement efforts among various agencies, such as the Department of Justice (“DOJ”), the OIG, CMS, state Medicaid fraud control units and various contractors. The government may investigate our or our contracted radiology practices’ activities, claims may be made against us or the radiology practices, and these increased enforcement activities may directly or indirectly have an adverse effect on our business, financial condition, results of operations, liquidity and stock price. These audits or investigations can affect any aspect of our business from claims submission to information sharing, such as Information Blocking rules.

Federal False Claims Act

The FCA provides, in part, that the federal government may bring a lawsuit against any person who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The FCA further provides that a lawsuit thereunder may be initiated by a private individual, acting as a “whistleblower,” to bring actions on behalf of the federal government alleging violation of the FCA and to share in any monetary recovery.

Further, states are being encouraged to adopt, to the extent they have not already done so, false claims acts similar to the FCA, which establish liability for submission of fraudulent claims to the state Medicaid program and contain whistleblower provisions. Even in instances when a whistleblower action is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation, should we be subject to such an action.

Moreover, agencies have recently received the authority to pursue “Administrative False Claims Act” actions pursuant to the National Defense Authorization Act for fiscal year 2025. Future actions under the FCA and analogs may result in significant fines and legal fees, which would adversely affect our financial performance and our ability to operate our business. We believe that we are in compliance with the rules and regulations that apply to the FCA as well as its state counterparts.

State Anti-kickback, Physician Self-referral, Civil Monetary Penalty and False Claims Acts

Many states have adopted laws similar to the fraud and abuse laws, physician self-referral prohibitions and false claims acts described above. Some of these state prohibitions apply to services and the referral of patients for healthcare services reimbursed by any payor, not only Medicare, Medicaid or other GHC Programs. Although we believe that we comply with both federal and state anti-kickback, self-referral and false claims laws, any finding of a violation of these laws could subject us to criminal and civil penalties or possible exclusion from federal or state healthcare programs. Such penalties would adversely affect our financial performance and our ability to operate our business.

Patient Protection and Affordable Care Act, Inflation Reduction Act and Other Healthcare Reform Legislation

The Patient Protection and Affordable Care Act (“PPACA”) specifically required HHS, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI and CT) from a presumed utilization rate of 50% to 75% over a three year period. The Health Care and Education Reconciliation Act of 2010 (H.R. 4872), or Reconciliation Act, fully implemented the higher utilization rate in the beginning of 2011, eliminating the phase-in approach provided in the PPACA. This utilization rate was further increased to 90% by the American Taxpayer Relief Act of 2012, effective as of January 1, 2014.

The aim of increased utilization of diagnostic imaging services is to spread the cost of the equipment and services over a greater number of scans, resulting in a lower cost per scan. These changes precipitated reductions in federal reimbursement for medical imaging, resulting in decreased revenues per scan for the scans we perform for Medicare beneficiaries. Other changes in reimbursement for services rendered by Medicare Advantage plans may also reduce the revenue we receive for services rendered to Medicare Advantage enrollees.

The PPACA also required individuals to pay additional taxes if he or she was uninsured during the year (the “Individual Mandate”). On December 22, 2017, the Tax Cuts and Jobs Act was enacted which, among numerous changes to the tax code, repealed the tax-based shared responsibility payment imposed by the PPACA on certain individuals who failed to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. It is possible that the PPACA will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the PPACA and our business. On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The law makes significant changes to GHC Programs, such as (1) increasing physician reimbursement rates under the Medicare physician fee schedule, (2) reducing Medicaid hospital reimbursement through limiting or removing provider taxes and (3) implementing additional requirements for Medicaid enrollment and participation such as adding cost-sharing requirements and community engagement rules, among other reforms. Some commentators have projected a higher uninsured population and reduced reimbursement rates as a result of this law, which would stress healthcare institution finances and could have other impacts on the delivery of care under the U.S. healthcare system.

Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted to reduce healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional Congressional action is taken. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021 and subsequent legislation, Medicare payments to providers were scheduled to be reduced in 2025; however, the passage of the American Relief Act of 2025 and the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act of 2026 have since effectively prevented these payment reductions from going into effect in 2026.

Additionally, for instance, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives to reduce healthcare costs. Such reforms could affect reimbursement, coverage and utilization of diagnostic imaging services in ways that are currently unpredictable.

HIPAA

Congress enacted the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively, “HIPAA”) in part, to combat healthcare fraud and to protect the privacy and security of patients’ individually identifiable health information. HIPAA, among other things, amended existing criminal statutes for Medicare fraud and enacted new federal criminal statutes, which encompassed actions affecting non-government healthcare benefit programs. Under HIPAA, a healthcare benefit program includes any private plan or contract affecting interstate commerce under which any medical benefit, item or service is provided. A person or entity that knowingly and willfully executes, or attempts to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, and knowingly and willfully falsifies, conceals or covers up by any trick or device a material fact or makes any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters is subject to a fine or imprisonment, or potentially both. In addition, HIPAA authorizes the imposition of civil monetary penalties against entities that employ or enter into contracts with excluded Medicare or Medicaid program participants if such entities provide services to federal health program beneficiaries. A finding of liability under HIPAA could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.

Further, HIPAA, and its implementing regulations, requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable health information and report certain breaches of unsecured protected health information (“PHI”) to affected individuals, HHS and prominent media outlets. HIPAA, among other requirements, mandated the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which in turn required the implementation of administrative, physical and technical safeguards to protect such information. HIPAA, also placed restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI. Violations of HIPAA may result in civil and criminal penalties.

In addition, many states have enacted comprehensive privacy laws, or health information privacy and security statutes or regulations that, in some cases, are more stringent or otherwise different than HIPAA requirements. While many state privacy laws provide exceptions for information or entities subject to HIPAA, such exceptions are not uniform and state privacy laws may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts and requiring additional compliance investment.

Although we have established policies and procedures to protect PHI and other personal information we process in our business and to support compliance with HIPAA, and state privacy laws, there may be risks to the success of our compliance efforts associated with the evolving privacy legal landscape, and we anticipate that we may encounter costs associated with future compliance. Moreover, we cannot guarantee that enforcement agencies or courts will not interpret HIPAA or state privacy law standards in ways that are inconsistent with our program, or the interpretations of our employed radiologists or our contracted radiology practices or their affiliated radiologists. A data security incident impacting PHI or other personal information, or a finding of liability under HIPAA or other privacy laws and regulations may result in significant remediation costs and legal risks, including criminal and civil penalties. Noncompliance also may result in exclusion from participation in government programs, including Medicare and Medicaid. These actions could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.

U.S. Food and Drug Administration

The FDA has issued the requisite pre-market authorization for the MRI, PET, ultrasound, X-ray and diagnostic radiology and CT systems we use. Our mammography systems are regulated by the FDA pursuant to the Mammography Quality Standards Act of 1992, as amended by the Mammography Quality Standards Reauthorization Acts of 1998 and 2004 (collectively, the “MQSA”), codified in Section 263b of Title 42 of the United States Internal Revenue Code of 1986, as amended (the “Code”), and implementing regulations promulgated by the FDA. Mammography centers in the United States (except facilities of the Department of Veteran Affairs) are required to meet the applicable MQSA requirements under such laws and regulations, including quality standards, being accredited by an approved accreditation body or state agency and certified by the FDA or an FDA-approved state certifying agency. Pursuant to the accreditation process, each facility providing mammography services must comply with certain standards related to, among other things, the facility’s equipment, personnel (interpreting radiologists, technologists and medical physicists), quality assurance programs and record retention. Mammography facilities are also subject to periodic review by accreditation bodies.

Compliance with these MQSA requirements and standards is required to obtain Medicare payment for services provided to beneficiaries and to avoid various sanctions, including monetary penalties, a suspension or revocation of certification, a suspension or revocation of accreditation or an injunction. Although the American College of Radiology is an approved accreditation body and currently accredits all of our centers which provide mammography services, and although we anticipate continuing to meet the requirements for accreditation, if we lose such accreditation, the FDA could suspend or revoke our certification and require us to send patient and provider notifications. Congress has extended Medicare benefits to include coverage of screening mammography and other forms of mammography, but coverage is subject to the facility performing the mammography meeting prescribed quality standards described above. The Medicare requirements to meet the standards apply to most forms of mammography.

User facilities, which the FDA defines to include hospitals, outpatient diagnostic facilities and outpatient treatment facilities, also have medical device reporting obligations. For example, user facilities must establish and maintain adverse event records and report to the device manufacturer and the FDA within 10 working days of becoming aware of a device-related death when information reasonably suggests the device may have caused or contributed to the death. User facilities must also report to the manufacturer within 10 working days of becoming aware of a device-related serious injury when information reasonably suggests the device may have caused or contributed to the serious injury. If the manufacturer is not known, the report must be submitted to the FDA. User facilities are required to submit annual reports to the FDA.

Surprise Billing; No Surprises Act

Over the last several years, the practice of balance billing and “surprise billing” have gained significant attention from the media and lawmakers. Balance billing is the practice whereby physicians and other healthcare providers, who do not participate in certain managed-care plans, bill patients who have accessed their services at amounts above the amount the managed-care plan elects to pay for such services. Surprise billing refers to instances where patients present for medical care at in-network, participating hospitals but unknowingly receive care from out-of-network, non-participating hospital-based physicians, such as radiologists. Surprise billing can result in the patient experiencing claims-processing discrepancies and higher out-of-pocket costs, including their receipt of balance bills. In response, over 40 states have passed statutes, or are currently engaged in legislative or regulatory efforts, to prohibit or restrict the practice of balance billing and/or surprise billing.

At the federal level, the “No Surprises Act” was signed into law in December 2020. The No Surprises Act (“NSA”), which went into effect on January 1, 2022, addresses surprise medical billing and prohibits providers from charging patients out-of-network rates for emergency care and ancillary services, such as radiology or anesthesiology, delivered during scheduled procedures at in-network facilities. This law has been subject to multiple judicial challenges, but continues to be implemented.

Artificial Intelligence

The federal government and multiple states have considered or enacted statutes, regulations or guidance related to the deployment of AI, including in the health care sector. As AI continues to be increasingly deployed in healthcare, especially in the field of radiology, this is an area in which we expect to see further legislative and regulatory action. These developments could adversely affect our current services or future services depending on how authorities regulate and enforce these types of laws, and could impose significant associated compliance obligations.

Antitrust

The healthcare industry is subject to close antitrust scrutiny. In particular, healthcare companies that have private equity investors are under continued and increased scrutiny for their perceived role in rising healthcare costs and alleged increased control over healthcare entities. The Federal Trade Commission (“FTC”), the DOJ and state attorneys general all actively review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. For example, the FTC, the DOJ and the HHS jointly launched a cross-government public inquiry into the role of private-equity and other corporations in the healthcare system. Private parties harmed by alleged anticompetitive conduct can also bring antitrust suits. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines, civil penalties, criminal sanctions, consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. States have also enacted specific healthcare transaction notification and approval laws. These healthcare transaction review laws can inhibit business expansion by requiring significant filings and review processes and, in some states, allowing state attorneys general to review or prevent transactions viewed as anti-competitive or against the public interest.

Insurance Laws and Regulation

States in which we operate have adopted certain laws and regulations affecting risk assumption in the healthcare industry, including those that subject certain risk-based managed care contracting arrangements to comply with applicable risk bearing organization insurance laws and regulations. These laws and regulations may require physicians and physician networks to meet minimum capital requirements and other safety, capital adequacy and actuarial soundness requirements. Implementing additional regulations or compliance requirements could result in substantial costs to our contracted radiology practices, limiting their ability to enter into capitated or other risk-sharing managed care arrangements and indirectly affecting our revenue from affected contracted practices.

Environmental Matters

The facilities we operate or manage generate hazardous and medical waste subject to federal and state requirements regarding handling and disposal. We believe that the facilities that we operate and manage are currently in compliance in all material respects with applicable federal, state and local statutes and ordinances regulating the handling and disposal of such materials. We do not believe that we will be required to expend any material additional amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect our capital expenditures, earnings or competitive position.

Compliance Program

We maintain a compliance program as part of our commitment to fully comply with federal and state laws and regulations applicable to healthcare entities. Our compliance program includes, among other things, (i) a Chief Compliance Officer who is charged with implementing, administering and supervising our compliance program, as well as an audit committee responsible for the continuous development and improvement of our compliance program; (ii) standards of conduct for our employees and affiliates, including written compliance policies and procedures; (iii) compliance training designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program; (iv) a process that specifies how employees, affiliates and others may report regulatory or ethical concerns to our anonymous hotline investigating misconduct by employees, and implementing disciplinary and remediation measures, as needed; and (vi) conducting periodic audits of various aspects of our operations and those of our contracted radiology practices to identify and mitigate risks and potential instances of noncompliance in a timely manner. We believe that our compliance program meets the relevant standards provided by the OIG.

Competition

We compete with both national and regional enterprises, some of which may now or in the future have greater financial and other resources available to them, greater access to radiologists, or greater access to potential patients. We also compete against local physician groups, as well as hospitals and hospital groups, that operate their own imaging equipment and/or directly employ radiologists. Many of these competitors provide healthcare services that are similar in scope to the services we provide. In certain regions, some of our competitors have already established a significant network of referring physicians and it may be more difficult for us to compete in such regions.

Competition in our business is generally based upon a number of factors, including reputation, experience and level of care, center location, cost of service, modalities offered and relationships with healthcare providers and referring physicians. In addition, customers can turn to geographically distant providers and teleradiology to meet their needs.

Patents, Trademarks and Other Intellectual Property

We have registered the trademarks for certain of our businesses and the trademarks for certain logos used in the marketing of our businesses. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. Other than the intellectual property described above, we do not believe our business is dependent to a material degree on patents, copyrights, trademarks or trade secrets. Other than licenses to commercially available software, we do not believe that any of our licenses to third-party intellectual property are material to our business taken as a whole.

Human Capital Management Strategy

Our Human Capital Management Strategy is grounded in our mission, vision and values and is designed to support clinical excellence, operational excellence, innovation and sustainable growth. Delivering reliable access to high-quality imaging services requires a workforce that is highly skilled, engaged, and aligned with our mission in a competitive employment environment. We prioritize investments that expand clinical capacity, enhance productivity, strengthen leadership capability and maintain workforce stability. At the same time, we continually advance our culture by fostering a welcoming environment where everyone can thrive: a place where people feel valued, supported and celebrated for their unique contributions.

Headcount and Labor Representation. As of December 31, 2025, we employed 4,064 full-time, 271 part-time and 684 as needed (“PRN”) employees. These numbers include 322 full time and 10 part time radiologists and 1,131 full time, 128 part time and 404 PRN technologists. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relations with our employees.

Growing and Strengthening Our Clinical Teams. We focus on building sustainable pipelines for critical clinical roles, particularly radiologists and imaging technologists, to expand access to care and increase service capacity. Our initiatives include targeted recruitment strategies, partnerships with educational institutions, tuition/loan assistance programs and structured career pathways such as our Technologist Advancement Academy, which supports training in advanced modalities. We also leverage flexible staffing models and teleradiology capabilities to optimize coverage across markets. Management monitors indicators such as vacancy levels in clinical roles, time to fill for critical positions and development program participation rates to guide proactive workforce planning and site performance.

Retention, Engagement and Performance Cultures. Engaged and supported team members are essential to delivering a strong patient and provider experience, high-quality care and reliable service across our centers. Our approach includes competitive compensation designed to attract and retain skilled professionals, performance-aligned incentives, professional development opportunities, structured feedback mechanisms and recognition programs such as our Luminary Awards, which celebrate contributions aligned with our values. We also invest in programs that encourage community service and involvement, reinforcing our mission and strengthening connections between our team members and the communities we serve. We study reasons for turnover, engagement trends and retention drivers to inform continuous improvement. These efforts are designed to preserve institutional knowledge, reinforce a performance culture and support long-term value creation for patients, partners and stockholders.

Leadership and Organizational Capability. Consistent execution across a multi-site healthcare platform requires strong leadership at the enterprise, regional and site levels. We invest in leadership development programs, succession planning and strategic talent review routines that strengthen our leadership pipeline and support integration of acquisitions and de novo centers. We emphasize collaboration across geographies and functions to operate as an integrated organization and involve our radiologists as leaders in clinical decision making. We also support employee led committees and forums that foster collaboration, engagement, and inclusion across our teams and help inform leadership decisions. Leadership bench strength, succession coverage and participation in development programs are critical measures we monitor to ensure readiness for future growth.

Enabling Our Team Members Through Technology. We align workforce initiatives with technology development to enhance throughput, service reliability and operating performance, while reducing administrative burden. We equip our team members with tools, training and processes that support the efficient delivery of high-quality and consistent care. Investments in technology, workflow design and training enable radiologists, technologists, and support staff to strive for operational excellence. These initiatives include standardized protocols, scheduling optimization and innovative technology solutions that support clinical quality and efficiency. We continuously focus on productivity indicators, staffing alignment relative to volumes, and adoption of new tools and workflows to evaluate the effectiveness of these investments and inform operational decision making.

About Us and Available Information

We were incorporated in the State of Delaware on November 14, 2025. Since our IPO in December 2025, shares of our common stock have been listed on The Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “LMRI”. Our principal executive offices are located at 4200 Six Forks Road, Suite 1000, Raleigh, North Carolina 27609, and our telephone number is (919) 763-1100. Our website address is www.lumexaimaging.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

We electronically file with the Securities and Exchange Commission (the “SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). You may obtain a free copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, on the day of filing with the SEC on our website.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations, liquidity and stock price. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business and Our Industry

Our ability to generate revenue depends in large part on referrals from physicians and other healthcare providers.

A significant portion of the services that we perform are derived from patient referrals from unaffiliated physicians and other healthcare providers. Those physicians and other healthcare providers do not have any contractual obligation to refer patients to us. If a sufficiently large number of these physicians and other healthcare providers were to discontinue referring patients to us, our imaging procedure volume would decrease, which would reduce our revenue and operating margins. Further, because the majority of our routine and advanced imaging volume involves providing non-recurring services to patients, our business depends on continuing to receive new referrals from physicians and other healthcare providers.

Further, commercial third-party payors have implemented managed care programs that could limit the ability of physicians to refer patients to us. For example, health maintenance organizations sometimes contract directly with providers and require their enrollees to obtain services exclusively from those contracted providers. Some insurance companies and self-insured employers also limit services to contracted providers. These “closed panel” systems are now common in the managed care environment. Other systems, such as preferred physician organizations, create an economic disincentive for referrals to providers outside the system’s designated panel of providers. We seek to be a designated provider under these systems. If we are unable to compete successfully for these managed care contracts, our revenues and our prospects for growth could be adversely affected.

Because many of our costs are fixed, lower scan volumes or other decreases to revenues could adversely affect the profitability of our business.

The principal components of our operating expenses are compensation paid to radiologists and radiologic technologists, salaries, real estate lease expenses, equipment maintenance costs and depreciation and amortization. Because many of these expenses are fixed and rates under our contracts with reading radiologists are typically provided on a per-scan basis or percentage of revenue with no guaranteed minimum volumes, a relatively small change in our revenue could have a disproportionate effect on our operating and financial results. Thus, decreased revenue as a result of lower scan volumes, modality mix or reductions in reimbursement rates could result in lower margins, which could materially adversely affect our business, financial condition, results of operations, liquidity and stock price.

Our ability to maintain and attract new business depends upon the quality of our services, our reputation and the reputations of our radiologists, joint venture partners and the third-party providers with whom we contract.

Our business depends heavily on the quality of our services and our reputation, as well as the reputations of our radiologists, joint venture partners and the third-party providers with whom we contract, to secure new business. Any factor that diminishes our, our radiologists’, our joint venture partners’ or the third-party providers with whom we contract’s reputations could hinder our ability to attract new patients and customers or retain existing patients and customers. Furthermore, the patient and referring physician satisfaction surveys we use to monitor our reputation and quality of service may not be accurate.

Our reputation is susceptible to damage by negative events such as disputes with patients or customers, information technology security breaches and actions or statements outside of our control by our radiologists, our joint venture partners, the third-party providers with whom we contract, government agencies, current or former patients, customers or competitors. Damage to our, our radiologists’, our joint venture partners’ or the third-party providers with whom we contract’s reputations could be difficult and costly to repair, could cause difficulty in retaining or attracting patients and customers and could impede efforts to recruit and retain radiologists and other healthcare providers.

If our contracted radiology practices terminate their agreements with us, our business could be negatively impacted.

Our business is substantially dependent on the radiology groups that we contract with to provide medical services for our imaging centers. The majority of the radiologists we work with are part of those contracted radiology practices. Under the terms of our professional services agreements, the radiology groups are required to provide medical services at our centers and, in some cases, any new centers that we open or acquire in their areas of operation. The radiology groups party to our professional services agreements typically have the right to terminate those agreements if we default on our obligations and fail to cure the default, upon certain regulatory changes and, with advanced notice, without cause. Also, the various radiology groups’ ability to continue performing under our professional services agreements may be curtailed or eliminated due to the radiology groups’ own financial difficulties, loss of radiologists or other circumstances outside of our control.

If any of our contracted radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide professional medical services. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. The termination of a professional services agreement with a radiology group could result in both short and long-term loss of revenue and adversely affect our performance and reputation in the areas served by the departing radiology group.

We are dependent on our and our contracted radiology practices’ ability to hire and retain qualified radiologists and radiologic technologists, as well as our ability to hire and retain key personnel.

At times, there have been shortages of qualified radiologists and radiologic technologists in some of the regions we serve. Competition in recruiting radiologists and radiologic technologists may make it difficult for us and our contracted radiology practices to maintain adequate staffing. If a significant number of radiologists and radiologic technologists terminate their relationships with us or our contracted radiology practices and we or those radiology practices cannot recruit sufficient qualified radiologists and radiologic technologists to replace them, our ability to maximize the use of our diagnostic imaging centers and our financial results could be adversely affected.

We are experiencing tighter labor conditions in some of the markets we serve. As a result, we and our contracted radiology practices have experienced increased salary and professional services expenses. Increased expenses for the contracted radiology practices impact our financial results because those contracted radiology practices may demand increases in the professional services fees we pay them.

In addition, our business strongly depends upon the services and management experience of our senior management team and local management personnel. The loss of certain key members of our senior management could adversely affect our business until suitable replacements can be found.

Our labor costs have been, and we expect they will continue to be, adversely affected by competition for staffing, the nationwide shortage of radiologists and experienced and skilled healthcare professionals and regulatory activity, including changes in minimum wage laws.

Our operations are dependent on the availability, efforts, abilities and experience of management and medical support personnel, as well as our radiologists. Over the past several years, the healthcare industry has faced considerable workforce challenges, including shortages of skilled personnel and increased wage competition. In addition, we compete with other healthcare providers in recruiting and retaining radiologists, of which there is also a shortage and for whom average salaries have been increasing. In some of the regions in which we operate, states or municipalities have increased the applicable minimum wage, which has created more competition and, in some cases, higher labor costs. If prevailing wages continue to be driven higher, we could suffer increased employee turnover and increased costs, adversely affecting our business.

We have a substantial number of employees who are paid on a part-time or per diem basis. As minimum wage rates increase, related laws and regulations change, or inflationary or other pressures increase wage rates, we and our partners may need to increase not only the wage rates of minimum wage employees, but also the wages paid to other hourly or salaried employees. If additional states adopt similar minimum wage increases, the effect on our cost of operations would be compounded. We also expect that inflationary pressures will continue to impact our salaries, wages, benefits and other costs.

Because the majority of our services are performed under or based on multi-year contracted rates with commercial insurance companies or through government programs such as Medicare and Medicaid, we may be unable to offset any increased labor costs. Any such increase in costs, without an attendant increase in revenues or offsetting increase in operating efficiency, would reduce profitability and cash flows.

Our joint ventures depend on existing relationships with key health system partners. If we are unable to maintain synergistic relationships with these health systems, or enter into new relationships with health systems, we may be unable to implement our business strategies successfully.

Our joint ventures depend in part on the efforts, reputations and success of our health system partners and the strength of our relationships with those systems. Our joint ventures could be adversely affected by any damage to those health systems’ reputations or to our relationships with them. In addition, damage to our business reputation could negatively impact the willingness of health systems to enter into relationships with us. Furthermore, our joint venture agreements typically include termination rights for uncured failures to perform. If we are unable to maintain existing arrangements on favorable terms or enter into relationships with additional health system partners, we may be unable to implement our business strategies for our joint ventures successfully.

Adverse changes in general domestic and worldwide economic conditions could adversely affect our business, financial condition, results of operations, liquidity and stock price.

Our business has in the past been, and may in the future continue to be, affected by a number of macro-economic factors that are beyond our control. Negative conditions in the general economy both in the United States and abroad could adversely affect our business, including conditions resulting from changes in gross domestic product growth, financial market and interest rate fluctuations, the systemic impact of a potential long-term and wide-spread recession, inflation, energy costs, changes in international trade policies such as trade disputes, geopolitical issues, natural catastrophes, war and terrorist attacks.

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events affecting the world’s major economies. Continued turbulence in domestic and international markets and economies may adversely affect our business, financial condition, results of operations, liquidity and stock price. To the extent there is a sustained general economic downturn, our business, financial condition, results of operations, liquidity and stock price may be affected by reductions in overall spending on healthcare, including by patients opting to defer or forgo non-emergency procedures. A decline in global economic conditions could also have a significant impact on the financial condition and operations of our third-party payors, contracting radiology groups, health system joint venture partners and equipment manufacturers. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery. Further, political tensions resulting from trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. In addition, tightening of the equity and debt markets makes it more difficult to raise capital at a reasonable valuation or at all.

We have also faced and could continue to face the risk of potential declines in the population covered under private insurance, patient decisions to postpone or forgo receiving services, potential increases in the uninsured and underinsured populations we serve and further difficulties in the ability for our patients to pay for services, including collecting patient co-payment and deductible receivables. A shift in our payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in our rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in our revenue.

A downturn in the economic environment could also lead to increased risk of collection on our accounts receivable, impairment of goodwill and increased risk of failure of financial institutions, including insurance companies. These and other economic events could materially adversely affect our business, financial condition, results of operations, liquidity and stock price.

We experience competition from other diagnostic imaging companies, hospitals and physician’s practices, and this competition could adversely affect our revenue and business.

The market for diagnostic imaging services is highly competitive. We compete for patients principally on the basis of our reputation, our ability to provide multiple scan modalities, centers’ locations and hours of operation, scheduling availability, appointment length and quality of diagnostic imaging services. Furthermore, healthcare consumers are able to access performance data on quality measures and patient satisfaction, as well as pricing information for services, to compare competing providers.

Our competitors include other IDTF operators, as well as hospitals, clinics, radiology groups and physician’s practices that operate their own imaging equipment (some of which are sources of referrals to our business). Some of our competitors may have, now or in the future, access to greater financial resources than we do and may have access to newer, more advanced equipment. If our competitors are better able to attract patients, recruit radiologists, expand services or obtain more referrals from physicians and other healthcare providers than we are, we may experience an overall decline in patient volumes, which could adversely affect our business, financial condition, results of operations, liquidity and stock price.

If reimbursement rates paid by third-party governmental or commercial payors are reduced or if we fail to successfully manage the reimbursement and collections processes, our business, financial condition, results of operations, liquidity and stock price could be harmed.

A significant portion of our business is derived from federal and state reimbursement programs such as Medicare or Medicaid. From time to time, those programs implement changes designed to contain healthcare costs, some of which have resulted in decreased reimbursement rates for diagnostic imaging services. On October 31, 2025, CMS released the calendar year 2026 Medicare Physician Fee Schedule final rule, which governs Medicare payment for the majority of our services in calendar year 2026. Medicare payment and coverage policies in the final rule or subsequent changes could result in reimbursement reductions or reduced volume of diagnostic imaging services at our imaging centers. For example, Congress established automatic spending reductions under the Budget Control Act of 2011, resulting in a 2% reduction in Medicare payments that began in 2013 and extends through the first six months of the fiscal year 2032 sequestration order. In addition, as a result of The American Rescue Plan Act, an additional Medicare payment reduction of up to 4% was requested to take effect in January 2022. While Congress delayed implementation of this reduction until 2025, waiving such cuts for 2023 and 2024, the passage of the American Relief Act of 2025 has since effectively prevented the Medicare payment reduction from going into effect; among other things, the passage of the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026 has prevented these reductions in 2026. Importantly, any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients, but also for patients covered by other third-party payors, since other third-party payors often base their reimbursement rates on a percentage of Medicare rates.

Additionally, fluctuations in state-determined Medicaid reimbursement rates, which historically reimburse at a lower rate than Medicare (such as those caused by the One Big Beautiful Bill Act), may further negatively impact our business.

Further, our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payors, including both commercial payors. Payment from third-party payors differs depending on whether we have entered into a contract with the payor as a “participating provider” or do not have a contract and are considered a “non-participating provider.” Payors will often reimburse non-participating providers, if at all, at a lower rate than participating providers. In certain instances, when we are non-participating, we can also be subject to the requirements and payment dispute resolution process set forth in the NSA or state balance billing laws. Providers have had difficulty enforcing awards out of this process. If we are not able to obtain or maintain coverage and adequate reimbursement from commercial payors, we may not be able to effectively increase our patient volume and revenue as expected. Additionally, retrospective reimbursement adjustments can negatively impact our revenue and cause our financial results to fluctuate.

One of the principal objectives of health maintenance organizations, preferred provider organizations and managed care organizations is to control the cost of healthcare services. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within the geographic areas covered by our network could have a negative impact on the utilization and pricing of our services, because these organizations will exert greater control over patients’ access to diagnostic imaging services and the selections of the providers of and reimbursement rates for those services. Treatment methodologies and governmental or commercial health insurance controls designed to reduce spending on healthcare procedures may also reduce our revenue and profitability. Controls imposed by Medicare, employer-sponsored healthcare plans and commercial health insurance payors designed to reduce the volume and costs of services provided to patients, in some instances referred to as “utilization review,” could adversely affect our facilities and medical practices. Relatedly, reimbursement rate cuts may be pursued as a cost-saving measure by third-party payors resulting from the implementation of the NSA and similar insurer-provider payment dispute laws, which also may negatively impact our revenue. Further reforms or other changes to these payment systems may be proposed or adopted, either by the Congress or by CMS, including bundled payments or denial to reimburse for certain procedures.

Relatedly, billing for healthcare services is an important but complex aspect of our business. In particular, the current practice of providing radiology services in advance of payment or, in many cases, irrespective of the patient’s ability to pay for such services, may have significant negative impact on our revenue, bad debt expense and cash flow. We bill numerous and varied payors, such as self-pay patients, managed care payors and Medicare. These different payors typically have different billing requirements that must be satisfied prior to receiving payment for services rendered. For example, depending on the payor, we may be required to obtain certain payor-specific documentation from physicians and other healthcare providers before submitting claims for reimbursement. In addition, certain payors have filing deadlines and will not pay claims submitted after such deadlines.

Reimbursement is typically conditioned on our documenting medical necessity and the appropriateness of service and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered. We cannot ensure that we will be able to effectively manage the reimbursement process and collect payments promptly.

In addition, certain of our services may require patients to pay out-of-pocket fees. Our ability to collect these out-of-pocket fees is subject to various coverage and reimbursement policies of third-party payors that may change over time and may be open to a variety of interpretations and applications.

Changes in coverage policies or errors in our billing and collections procedures could adversely affect our revenue and business. Any reduction in the rate that we can charge for our imaging services under these programs will reduce our revenues and operating margins per procedure under those reimbursement programs. Unless we can secure additional procedure volumes, increase utilization of our equipment or change the overall modality mix of procedures that we provide, a decline in reimbursement rates will reduce our revenues and results of operations.

There are risks associated with our current and potential future use of AI.

AI may not always operate as intended, which could lead to operational inefficiencies, misdiagnoses or inaccurate radiologist report translations, which could give rise to malpractice liability or reputational harm. The rapid development of AI tools could also render obsolete certain technologies or tools we currently use, or otherwise provide competitors with a technological edge. Moreover, AI systems, which require the collection and processing of sensitive patient data, present potential security and privacy risks. If our current or future technologies or applications fail to operate as anticipated or do not perform as specified, we may be subject to liability and reputational harm. We could further be subject to private claims and enforcement actions, even if AI systems we utilize operate as intended, including claims or actions related to false advertising, unfair competition, privacy, anti-discrimination, intellectual property infringement or prohibitions on the corporate practice of medicine. New or evolving legislation or regulations might impose restrictions on how AI tools can be used, requiring us to adapt our tools or face various penalties for noncompliance. The federal government and the states have also begun to regulate healthcare AI, and AI more generally, especially when an AI system makes decisions with less human oversight. Multiple states are considering AI regulation that may affect our operations. The final form of many of these regulations has not been determined, but they may capture our AI workstreams and may adversely affect our operations.

If we are unable to successfully maintain, enhance or operate our information systems, including through the implementation of AI technologies or applications in our operations, we may be, among other things, unable to efficiently adapt to evolving laws and requirements and unable to remain competitive with others who successfully implement and advance this technology, which could adversely affect our business, financial condition, results of operations, liquidity and stock price.

Hospitals may terminate their agreements with us, modify the types or reduce the volume of services requested or reduce fees paid to us.

A portion of our revenue is derived from services provided by our radiologists for hospitals. We do not have direct control over the type or volume of services provided by our radiologists under these arrangements. Our hospital partners may cancel or not renew their contracts with us, may modify the exclusive terms or types of services required under such contracts, may reduce or eliminate any fees paid to us in the future or may refuse to pay us our fees if we fail to honor the terms of our agreement or fail to meet certain performance metrics under those agreements. Adverse economic conditions, including decreased federal and state funding to hospitals, could also influence future actions of our hospital partners or other customers.

We may be unable to effectively maintain our equipment or generate revenue when our equipment is not operational or being upgraded.

Timely, effective service is essential to maintaining our reputation and high use rates on our imaging equipment. If we experience more equipment malfunctions than anticipated or unanticipated delays in upgrading equipment, we are unable to promptly obtain the service necessary to keep our equipment functioning effectively or our business or data is compromised on account of equipment malfunctions or a cybersecurity attack, our ability to provide services would be adversely affected and our revenue could decline.

A disruption to the availability of medical equipment could cause a loss of revenue, which could adversely affect our business, financial condition, results of operations, liquidity and stock price.

We rely on third-party manufacturers for the medical equipment used in connection with our imaging procedures. A disruption to the availability of this medical equipment could cause a loss of revenue, which could adversely affect our business, financial condition, results of operations, liquidity and stock price. Such a disruption could occur as a result of any number of events, including an extended closure of or any slowdown at our manufacturers’ plants or shipping delays, market shortages due to a surge in demand from other purchasers for critical components, increases in prices, labor stoppages, transportation delays or failures affecting the supply chain and shipment of materials and finished goods, cybersecurity attacks, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, geopolitical developments, tariffs, the war on terrorism and disruptions in utilities and other services.

Technological change in our industry could reduce the demand for our services and require us to incur significant costs to upgrade our equipment.

The development of new technologies or refinements of existing scan modalities may require us to upgrade or enhance our existing equipment before we may otherwise intend to do so. Competition among manufacturers for a greater share of the diagnostic imaging equipment market may result in technological advances in the speed and imaging capacity of new equipment. Further, the development of disruptive diagnostic techniques, such as the development of blood testing for diagnosing breast cancer as an alternative to mammograms, minimal residual disease testing via blood or bone marrow, which is designed to predict the recurrence of cancer, blood testing for multi-cancer early detection and other disease-specific blood tests for conditions such as Alzheimer’s disease. may further reduce the overall need for our services and disrupt our business model. Advances in technology may also enable physicians and others to perform diagnostic imaging procedures without us or our equipment.

If the development of new technologies accelerates the obsolescence of our current equipment, we may lose some of our competitive advantage. We may also be required to accelerate the depreciation on existing equipment and incur significant capital expenditures to adopt new technologies. We may not have the financial ability to acquire new or improved equipment and may not be able to maintain a competitive equipment base.

We may become subject to professional malpractice liability and other litigation claims, which could be costly and negatively impact our reputation and business.

The radiologists employed by us and our contracted radiology groups are from time to time subject to malpractice claims and claims relating to services provided by our radiologists have been asserted against us and may be asserted against us in the future. In addition, we may be subject to other professional liability claims, including for improper use or malfunction of our diagnostic imaging equipment, for improper imaging reads or for accidental contamination or injury from exposure to radiation.

We seek to mitigate this risk through the purchase of professional liability insurance. Any claim made against us that is not fully covered by insurance could be costly to defend, result in a substantial damage award against us and divert the attention of our management from our operations, all of which could have an adverse effect on our financial performance. In addition, successful claims against us may adversely affect our business or reputation.

In addition, from time to time, we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, securities litigation, employment matters, security of patient and employee personal data, contractual relations with collaborators and licensors and intellectual property rights. We may be exposed to such litigation even if no wrongdoing on our part has occurred. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.

If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, our business may be adversely affected.

It may become more difficult and costly for us to obtain insurance coverage. For example, the following circumstances may adversely affect our ability to obtain insurance at favorable rates:

▪
we experience higher-than-expected professional liability, property and casualty or other types of claims or losses;
▪
we acquire operations or facilities that present unattractive risks to current or prospective insurers;
▪
insurers choose to stop operating or offering policies in certain states due to changes in economic conditions or laws;
▪
insurers tighten underwriting standards applicable to us or our industry; or
▪
insurers or reinsurers are unable or unwilling to insure us or the industry at historical premiums and coverage levels.

If any of these potential circumstances were to occur, our insurance carriers may cancel or not renew our policies, or require us to significantly increase our self-insured retention levels or pay substantially higher premiums for the same or reduced coverage for insurance, including workers’ compensation, property and casualty, automobile, employment practices liability, directors’ and officers’ liability, cybersecurity, employee healthcare and general and professional liability coverages.

In some states, the law prohibits or limits insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation. Coverage for punitive damages is also limited under some insurance policies. As a result, we may be liable for punitive damage awards in these states that either are not covered or experience claims in excess of our insurance policy limits. Claims against us, regardless of their merit or eventual outcome, could also inhibit our ability to attract patients or expand our business and could require our management to devote time to matters unrelated to the day-to-day operation of our business.

With few exceptions, workers’ compensation and employee health insurance costs have also increased markedly in recent years and are expected to increase in the future. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can obtain on commercially reasonable terms decline, our business may be adversely affected.

Business interruptions due to natural disasters, including floods, fires, hurricanes and severe winter storms or other external events beyond our control, can adversely affect our business, financial condition, results of operations, liquidity and stock price.

Our business operations are subject to interruption by external events beyond our control, such as fires, floods, severe weather, public health issues, power failures, telecommunication losses and other natural and man-made events, some of which may be intensified by the effects of climate change and changing weather patterns. Additionally, long-term adverse weather conditions could cause an outmigration of people from the communities where our facilities are located. If any of the circumstances described above, or other similar events, occur, our business, financial condition, results of operations, liquidity and stock price could be adversely affected. These or other similar events could cause disruption or interruption to our operations and significantly impact our employees.

In the event of a natural disaster, including a hurricane or other catastrophic event such as a fire or power loss, we may be unable to continue our operations and may endure system and service interruptions, reputational harm, breaches of data security and losses of critical data, all of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.

Consolidation in the healthcare industry could adversely affect our business, financial condition, results of operations, liquidity and stock price.

Many healthcare industry participants are consolidating to create integrated healthcare delivery systems. As provider networks and managed care organizations consolidate, competition to provide services like ours may become more intense, and the importance of establishing relationships with key industry participants will become greater. Consolidated industry participants may try to use their bargaining leverage to negotiate price reductions for our services and reduce our ability to recover our costs. Further, if physicians or other healthcare providers who currently provide referrals for our services acquire their own imaging equipment, such referrals may decline or cease, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.

We may not be able to successfully complete acquisitions or enter into new joint ventures on acceptable terms, which may slow our growth rate.

An important part of our business strategy includes growing our operations through strategic opportunities such as joint ventures and acquisitions. We are unable to predict whether or when we will be able to identify suitable additional acquisition candidates or joint venture partners or the likelihood that a potential acquisition will be completed or joint venture will be entered into. If we are unable to complete identified acquisitions or enter into new joint ventures on acceptable terms, it is unlikely that we will sustain the historical growth rates of our business and our profitability may be adversely affected if we cannot continue to scale our platform through such strategic opportunities. Our joint venture and acquisition activities are also subject to antitrust and competition laws, which laws could, given for example our geographic concentration in certain areas of the United States, impact our ability to pursue strategic transactions.

In addition, businesses that we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare and other laws and regulations, medical and general professional liabilities, workers’ compensation liabilities and tax liabilities. These liabilities could be significant, and, if we are unable to exclude them from the acquisition transaction or successfully obtain and pursue indemnification from a third party, they could harm our business, financial condition, results of operations, liquidity and stock price. In addition, we may be unable to timely and effectively integrate businesses that we acquire with our ongoing operations, or we may experience delays implementing operating procedures, personnel and systems, which could impact the financial performance of the acquired business.

We may face risks with respect to our expansion strategy of opening de novo centers.

As part of our growth strategy, we intend to develop de novo IDTFs in existing and new markets. This de novo center expansion strategy involves significant risks, including, but not limited to, the following:

▪
the time and costs associated with identifying locations in suitable geographic markets, which may divert management attention from existing operations;
▪
the need for significant advertising and marketing expenditures to attract patients;
▪
our ability to provide each de novo center with the appropriate equipment, furnishings, materials, supplies and other capital resources;
▪
our ability to obtain licensure and accreditation, establish relationships with healthcare providers in the community and delays or difficulty in installing our operating and information systems; and
▪
the access to and cost of capital required to evaluate new markets and opportunities, including to hire experienced local radiologists, radiologic technologists, management and skilled staff, and to open de novo centers, and the time lags between these activities and the generation of revenue.

As a result of these and other risks, there can be no assurance that we will be able to develop de novo centers in the future or that any de novo center we develop will become profitable.

A restriction in our ability to make capital expenditures would restrict our growth and could adversely affect our business.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial startup and development expenses of de novo centers and the acquisition of additional centers and new diagnostic imaging equipment. We incur capital expenditures to, among other things, upgrade and replace equipment for existing centers and expand within our existing markets and enter new markets. If we open de novo centers or acquire additional imaging centers, we may have to incur material capital lease obligations.

We incurred a net loss of $47.1 million and $94.1 million during the years ended December 31, 2025 and 2024, respectively. To the extent we are unable to generate sufficient cash from our operations, funds are not available under our credit facilities, or we are unable to structure or obtain other financing, we may be unable to meet the capital expenditure requirements necessary to support the maintenance and continued growth of our operations.

We may fail to realize all of the anticipated benefits of our past and any future acquisitions, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating these acquired businesses into our operations.

We anticipate our prior acquisitions and any future acquisitions will result in benefits including, among other things, increased revenues, an enhanced ability to provide quality services and the ability to take advantage of greater scale and synergies to enhance our long-term profitability. The acquired businesses may, however, underperform relative to our expectations. Achieving the anticipated benefits, including any anticipated synergies, of these acquisitions will be subject to a number of uncertainties, including general competitive factors in the marketplace. The acquired businesses may not contribute to our revenues or earnings to the extent anticipated, the synergies we expect from these acquisitions may not be realized and we may assume unanticipated or greater than expected liabilities as a result of these acquisitions.

Our ability to realize the anticipated benefits of acquisitions will depend, to a large extent, on our ability to integrate the acquired businesses into our existing operations. The combination of independent businesses is a complex, costly and time-consuming process that requires significant management attention and resources. The integration process may disrupt the businesses and, if implemented ineffectively, would limit the expected benefits to us of the acquisitions. The failure to meet the challenges involved in integrating multiple businesses and to realize the anticipated benefits of our acquisitions could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect the business, financial condition, results of operations, liquidity and stock price of the combined company.

In addition, the overall integration of the acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of market share and other business relationships and diversion of management’s attention. Many of these factors will be outside of our and the acquired businesses’ control and any one of these factors could result in increased costs, decreases in the amount of expected revenues and additional diversion of management’s time and energy, which could materially adversely impact the business, financial condition, results of operations, liquidity and stock price of the combined company. In addition, even if the operations of our business and the acquired businesses are integrated successfully, the full benefits of such acquisitions may not be realized, including the synergies, cost savings, revenue growth or other benefits that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, we may incur additional unanticipated costs in the integration of our business with the acquired businesses. These unanticipated costs could be substantial. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the multiple businesses, will offset the incremental transaction-related costs over time. As a result, we cannot provide any assurance that our acquisitions will result in the realization of the full benefits anticipated from the transactions.

Furthermore, we may from time to time execute certain of our acquisitions through VIEs. The interests of these VIEs may differ from the interests of the Company as a whole, which could limit our ability to effectively operate these VIEs and maximize the economic benefits from them. For example, it may be in a VIE’s interest to prioritize operations, health systems or referral sources in the local regions it primarily serves, whereas it may be in the Company’s best interest as a whole to focus on developing operations, or relationships with health systems or referral sources, in other regions or to prioritize general corporate initiatives instead, such as technological innovation.

Our debt obligations could expose us to risks that could materially adversely affect our liquidity and financial condition.

As of December 31, 2025, we had $825.0 million total principal amount of debt outstanding under the Refinancing Term Loan (as defined below) and none outstanding under the Amended Revolving Credit Facility (as defined below). Our indebtedness could have significant effects on our business, such as:

▪
requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our borrowings, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;

▪
placing us at a competitive disadvantage compared with our competitors that have less debt;
▪
exposing us to risks inherent in interest rate fluctuations because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates;
▪
increasing our vulnerability to general economic downturns and adverse industry conditions;
▪
increasing the risk we are subjected to a downgrade or put on a negative watch list by rating agencies;
▪
negatively impacting investors’ perceptions of us;
▪
limiting our flexibility in planning for or reacting to changes in our business or the industry in which we operate;
▪
impacting our ability to pay dividends and make other distributions or to purchase, redeem or retire capital stock; and
▪
limiting our ability to borrow additional cash, make investments and incur liens.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are unable to pay our borrowings as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our business, financial condition and results of operations.

Our Amended Credit Agreement (as defined below) contains customary affirmative, negative and financial covenants, including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or change our line of business. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of our debt. In addition, upon an event of default, the lenders under our credit facilities would have the right to terminate any commitments to future borrowings and could proceed against the collateral securing the debt. Any additional debt incurred in the future may include similar or additional covenants.

We may be required to recognize an impairment of our goodwill, other intangible assets, or other long-lived assets, which could have an adverse effect on our business, financial condition, and results of operations, liquidity and stock price.

When we acquire businesses, we are generally required to allocate the purchase price to various assets, including goodwill and other intangible assets. We are required to perform impairment tests for goodwill and other indefinite-lived intangible assets annually and whenever events or circumstances indicate that it is more likely than not that impairment exists. We are also required to perform an impairment test of definite lived intangible or other long-lived assets when indicators of impairment are present. We have been required to recognize impairment charges in the past, and may again.

Our business exhibits seasonal fluctuations that could cause significant fluctuation in our quarterly operating results, which could increase the volatility of our stock price and cause losses to our stockholders.

Our business exhibits seasonal fluctuations. For example, in the past, we have generally seen lower procedure volumes and revenue levels in the first quarter of each year as compared to other quarters. We believe that such seasonal fluctuations are driven in part by factors such as the deductible thresholds in many health plans resetting at the beginning of the calendar year and increased patient appointment cancellations or center closures due to severe winter weather conditions such as snowstorms. As a result of these and other factors, our revenues and results of operations may fluctuate significantly. If our revenues or operating results fall below the expectations of investors or public market analysts, the trading price of our common stock could decline substantially.

Data Protection and Cybersecurity Related Risks

Cybersecurity threats and other disruption or malfunctions in our information technology systems could adversely affect our business.

We rely on information technology systems to process, transmit and store electronic information including legally protected personal information, such as diagnostic imaging results and other patient health information, credit card and other financial information, insurance information and personally identifiable information. A significant portion of the communication between our personnel, patients, business partners and suppliers depends on information technology. We rely on our information systems to perform functions critical to our ability to operate, including patient scheduling, billing, collections, image storage and image transmission. We also use information technology systems and networks in our operations and supporting departments such as marketing, accounting, finance and human resources. The future success and growth of our business depends on streamlined processes made available through information systems, global communications, internet activity and other network processes.

Our information technology system is vulnerable to damage or interruption from:

▪
cybersecurity attacks and breaches, ransomware and computer viruses, coordinated attacks by hackers, activist entities, organized criminal threat actors and nation-state sponsored actors, seeking to disrupt operations or misappropriate information;
▪
technology service provider outages and technology supply chain cybersecurity weaknesses;
▪
power losses, computer systems failures, internet and telecommunications or data network failures, operator negligence or human error, improper operation by or supervision of employees, agents or other third-party service providers, physical and electronic losses of data and similar events;
▪
fires, floods, earthquakes and other natural disasters; and
▪
acts of vandalism or theft, misplaced or lost data, programming or human errors and similar events.

Cybersecurity threats are constantly changing, increasing the difficulty of successfully defending against them or implementing adequate preventive measures. Emerging and advanced cybersecurity threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. We have in the past experienced unauthorized access to our network, including a threat actor obtaining access to certain private patient data in a data breach in 2021 (the “2021 data breach”), and could again face attempts by others to gain unauthorized access to information or to introduce malicious software to disrupt the operation of our information technology systems. While management is not aware of a cybersecurity incident that has had a material effect on our operations, there can be no assurances that a cybersecurity incident that has a material impact on us will not occur in the future.

In particular, ransomware or cyber extortion attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm and diversion of funds. A successful ransomware or similar attack could disrupt or limit our ability to operate and generate revenue for an extended period of time, including our ability to retrieve patient records, schedule imaging procedures, store and transmit diagnostic images, bill payors or patients, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information and manage the administrative aspects of our business, any of which could materially adversely affect our business. A ransomware attack could create severe disruption and losses, including potential data losses from the threat actor retaining stolen information, and we may be unwilling or unable to make extortion payments due to, for example, applicable laws or regulations prohibiting such payments.

Recent cyberattacks in the healthcare sector, such as the February 2024 incident affecting Change Healthcare, have underscored critical cybersecurity risks which extend beyond internal systems to encompass third-party service providers and interconnected supply chains. Attacks targeting these areas can lead to significant disruptions in critical healthcare functions, exposure of sensitive patient data and substantial financial losses. The impact of such breaches can be severe and are similar to those we face with ransomware. Although management is not aware of a cybersecurity incident through third-party service providers that has had a material effect on our operations, there can be no assurances that a cybersecurity incident through third-party service providers that could have a material impact on us will not occur in the future.

Any interruption in access, improper access, disclosure, modification or other loss of information has in the past resulted, and could in the future result, in legal claims or proceedings and liability or penalties under laws and regulations that protect the privacy of personal information, such as HIPAA, U.S. state privacy regulations or newly emerging U.S. state health information privacy laws. We may be required to comply with state breach notification laws or become subject to mandatory corrective action. For example, we settled certain class action claims and paid certain penalties to the New York Office of Attorney General related to the 2021 data breach.

Responding to such incidents could require us to incur significant costs related to rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages, complying with consumer protection laws or taking other remedial steps with respect to third parties. If our data storage or other IT systems, or those of our service providers, were to become compromised, it could also give rise to unwanted media attention, materially damage our payor, physician and health care system relationships and harm our business reputation. Our cyber liability insurance may not be sufficient to protect against all losses we may incur if we suffer significant or multiple attacks.

Additionally, if and as our business grows, we will need to continually improve and expand the scope of our technology systems in order to maintain their adequacy for the scale of our operations. Any failure to make such improvements or any significant delay in the planned implementation of new or enhanced systems could render our systems obsolete or inadequate, in which case our service to our customers and our other business activities could suffer, and we could be more vulnerable to electronic breaches from outside sources.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, financial condition, results of operations, liquidity and stock price.

The data protection landscape is rapidly evolving, and we are and may become subject to numerous state and federal laws, requirements and regulations governing the collection, use, disclosure, retention and security of health-related and other personal information. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact of future laws, regulations or standards or the perception of their requirements on our business. This regulatory landscape may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. Any failure or perceived failure by us to comply with applicable data privacy and security laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.

For example, the HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI and require covered entities, including healthcare providers and health plans, and vendors known as “business associates,” that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, as well as their business associates, to implement administrative, physical and technical safeguards to protect the privacy and security of PHI. Specifically, the HHS has adopted privacy regulations, known as the Privacy Rule, to govern the use and disclosure of PHI. HHS has also adopted data security regulations that require covered entities and business associates to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of PHI that is electronically created, received, maintained or transmitted (such as between us and our affiliated radiology practices) (the “Security Rule”). HIPAA also imposes certain breach notification obligations on covered entities who must report breaches of unsecured PHI without unreasonable delay to affected individuals, HHS and, in the case of larger breaches, the media. Business associates are also required to report breaches of unsecured PHI to relevant covered entities. Failure to comply with the HIPAA privacy and security standards can result in, among other things, civil monetary penalties and, in certain circumstances, criminal penalties, including fines or imprisonment. HHS has been active in its enforcement efforts on compliance with HIPAA, including with respect to the Security Rule, bringing actions against entities which have failed to implement security measures sufficient to reduce risks to PHI or to conduct an accurate and thorough risk analysis, among other violations. Additionally, state attorneys general may enforce the HIPAA privacy and security regulations in response to violations that threaten the privacy of state residents.

In addition to HIPAA, there are numerous other laws and legislative and regulatory initiatives at the federal and state levels governing the confidentiality, privacy, availability, integrity and security of health-related information and other types of personal information. Certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to health-related information than HIPAA, and state laws may differ from each other, which may complicate compliance efforts. For example, certain states’ laws require us to notify affected individuals in the event of certain data breaches involving certain individually identifiable information (without a requirement that health-related information be involved). Such state data breach notification laws continue to expand the types of personal information that they encompass, such as medical and insurance information, and may contain burdensome breach reporting requirements that apply concurrently with HIPAA. These laws are inconsistent from state to state, and compliance in the event of a widespread data breach is costly.

States also regularly amend existing laws, requiring attention to frequently changing regulatory requirements, and several states have passed broad reaching privacy legislation, as well as health specific privacy legislation. For instance, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”) gives California residents rights to access, correct and delete their personal information, to opt out of the sale or sharing of certain personal information, to limit uses of certain sensitive data under certain circumstances, and to receive detailed information about how their personal information is used by requiring covered companies to provide disclosures to California consumers (as that term is broadly defined). The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. The CCPA may increase our compliance costs and potential liability and impact our operations. Laws similar to the California law, as well as health privacy specific laws, have passed or have been proposed in several other states and also have been proposed at the federal level. To the extent these laws apply to our operations, they may ultimately have conflicting or more burdensome requirements that would further complicate compliance.

In addition, the FTC and many state attorneys general take the position that violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair or deceptive acts or practices in violation of the Federal Trade Commission Act or state consumer protection laws, and the FTC and state attorneys general use their consumer protection authority to initiate enforcement actions in response to data breaches. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. The FTC has also been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. Moreover, as new technologies bring significant opportunity and change to an industry, including the health care sector, states, such as Colorado, Utah and California, have passed or are considering legislation or regulation governing the development or use of AI technologies, supplementing the existing consumer protection, FDA and other regulatory guidance that may apply to the use of AI technologies in our business, and which may further impact our compliance posture and efforts.

Further, we accept debit and credit cards for payment and are therefore subject to the Payment Card Industry Data Security Standard (the “PCI DSS”), which includes guidelines with regard to the security policies and practices we should adopt regarding the physical and electronic storage, processing and transmission of cardholder data. Compliance with the PCI DSS and implementing related procedures, technology and information security measures requires significant resources and ongoing attention, and any security incident involving cardholder data could subject us to significant penalties and liability.

Our marketing and patient engagement activities, including sending short message services (“SMS”) text messages to patients, are subject to communications privacy laws such as the Telephone Consumer Protection Act (“TCPA”), a federal statute that protects consumers from unwanted telephone calls, faxes and text messages. Federal or state regulatory authorities or private litigants may claim that the notices and disclosure we provide, the form of consent we obtain or our SMS texting practices are otherwise not adequate or violate applicable law. Furthermore, the Federal Communications Commission, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Moreover, we may be subject to consumer class actions as a result of alleged violations of the TCPA. Determination by a court or regulatory agency that our SMS texting practices violate the TCPA could subject us to civil penalties and could require us to change some portions of our operations. Moreover, if wireless carriers or their trade associations, which issue guidelines for texting programs, determine that we have violated their guidelines, our ability to engage in texting programs may be curtailed or revoked, which could impact our operations and cause us to incur costs related to implementing a workaround solution.

The potential effects of federal and state privacy and security requirements are far-reaching and may require us to modify our data processing practices and policies and to incur substantial compliance costs. Moreover, data privacy and security laws are continuing to be proposed at the federal and state level and may result in additional legal requirements that impact our business.

Applicable laws, regulations and standards and our contractual and other legal obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, regulatory fines and penalties, third-party claims litigation and damage to our reputation and could adversely affect our business, financial condition, results of operations, liquidity and stock price. Even an unsuccessful challenge by patients or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.

Healthcare and Regulatory Related Risks

The regulatory framework in which we operate is uncertain and continually evolving and complying with federal and state regulations is an expensive and time-consuming process.

We are directly or indirectly, through the radiology practices with which we contract, subject to extensive regulation by both the federal government and the governments of the states in which we provide services, including:

▪
the FCA;
▪
the federal Medicare and Medicaid Anti-Kickback Statute, and state anti-kickback prohibitions;
▪
the federal Civil Monetary Penalties Law and state equivalents;
▪
federal and state billing and claims submission laws and regulations;
▪
HIPAA and comparable state laws;
▪
the Stark Law and state equivalents;
▪
the federal and state laws related to healthcare providers’ licensure, certification, accreditation, and Medicare and Medicaid program enrollment;
▪
state CON laws;
▪
the NSA;
▪
state laws relating to facility licensure, certification, and accreditation;
▪
state laws that prohibit the corporate practice of medicine or prohibit fee-splitting arrangements;
▪
state laws governing the approval of healthcare transactions and complying with cost targets;
▪
federal and state laws governing the diagnostic imaging and therapeutic equipment we use in our business concerning patient safety, equipment operating specifications and radiation exposure levels;
▪
state laws governing reimbursement for diagnostic services related to services compensable under workers’ compensation rules;
▪
the federal 21st Century Cures Act (governing information blocking, among other areas) and state equivalents;
▪
federal and state laws regulating the use of AI; and
▪
federal and state environmental and health and safety laws.

Neither our current and anticipated business operations nor the operations of our contracted radiology practices have been the subject of judicial or regulatory interpretation. We cannot assure that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations. In addition, healthcare laws and regulations may change significantly in the future in a way that restricts our operations. We cannot assure that we will be able to adapt our operations to address new regulations or that new regulations will not adversely affect our business. Federal and state legislators routinely introduce and consider proposed legislation that would impact Medicare, Medicaid and other programs that could affect our funding and operations, and state and federal agencies also consider and implement regulations and guidance that impact our business. Similarly, changes in private payor reimbursement policies could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price. We cannot predict with certainty the impact that any particular federal and state healthcare legislation or regulation will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced payment rates, any of which could adversely affect our business, financial condition, results of operations, liquidity and stock price. Further, if our operations are found to be in violation of any of the laws and regulations to which we or the radiology practices with which we contract are subject, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment of our operations.

Additionally, state and federal false claims acts may adversely affect our business. Among other things, the FCA authorizes the imposition of up to three times the government’s damages and significant per claim civil penalties and treble damages on any “person” (including an individual, organization or company) who, among other acts: (i) knowingly presents or causes to be presented to the federal government a false or fraudulent claim for payment or approval; (ii) knowingly makes, uses or causes to be made or used a false record or statement material to a false or fraudulent claim; (iii) knowingly makes, uses or causes to be made or used a false record or statement material to an obligation to pay the government, or knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the federal government; or (iv) conspires to commit the above acts. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing for items or services provided by entities or individuals that are not appropriately licensed, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes to Medicare Advantage plans. The federal government has also authorized “administrative false claims act” claims, which allow agencies to also prosecute FCA issues.

Our business may also be affected by state and federal anti-kickback and anti-self-referral laws. Various federal and state laws govern financial arrangements among healthcare providers, including the federal Anti-Kickback Statute, which is a criminal law that prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. The federal Anti-Kickback Statute also includes a number of statutory exceptions and regulatory safe harbors that protect certain common activities from prosecution, but which are drawn narrowly and require strict compliance to offer protection. Further, the Stark Law prohibits physicians from referring Medicare or Medicaid patients to an entity for certain “designated health services” if the physician (or an immediate family member) has a prohibited financial relationship with that entity, unless an exception applies. Certain radiology services are considered “designated health services” under the Stark Law. The types of financial arrangements between a physician and an entity providing “designated health services” that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements.

Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce the referral of patients in private as well as government programs and these anti-kickback and self-referral laws could be interpreted in a manner inconsistent with our operations. Violation of these laws may result in substantial civil or criminal penalties for individuals or entities or exclusion from federal or state healthcare programs.

Additionally, certain states have enacted statutes and regulations regarding risk assumption in the healthcare industry, pursuant to which certain risk-based managed care contracting arrangements are required to comply with applicable risk bearing organization or insurance laws. These laws, to the extent they are enacted in the states in which we operate, may require physicians and physician networks to meet minimum capital requirements and other capital adequacy and actuarial soundness requirements. The compliance requirements associated with these laws could result in substantial costs to us and our contracted radiology practices, and could limit our ability to enter into capitation or other risk-sharing managed care arrangements.

If we fail to comply with various licensure, certification and accreditation standards, we may be subject to loss of licensure, certification or accreditation, which would adversely affect our operations.

Ownership, construction, operation, expansion and acquisition of our diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of personnel and other required certificates for certain types of healthcare facilities and certain medical equipment. In addition, freestanding diagnostic imaging centers that provide services independent of a physician’s office must be enrolled by Medicare as an IDTF to bill the Medicare program. Medicare carriers have discretion in applying the IDTF requirements and therefore the application of these requirements may vary from jurisdiction to jurisdiction.

Furthermore, federal legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT and nuclear medicine to be accredited by one of the accreditation organizations designated by CMS (which currently include the American College of Radiology, the Intersocietal Accreditation Commission and the Joint Commission). Our MRI, CT, nuclear medicine, ultrasound and mammography centers are currently accredited by either the American College of Radiology or the Intersocietal Accreditation Commission. We may not be able to receive the required regulatory authorizations or accreditation for any future acquisitions, expansions or replacements and the failure to obtain these authorizations could limit the opportunity to expand our services.

Our payors require that the radiologists providing imaging services are credentialed, before the payor will commence payment. We have experienced a slowdown in the credentialing of radiologists over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare.

Our centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. A change in the applicable certification status of one of our centers could adversely affect our other centers and, in turn, us as a whole.

Our operations and relationships with radiologists must be structured to avoid the corporate practice of medicine and fee-splitting and ensure compliance with other federal and state laws. Any violation of these laws would subject us to potential damages, injunction or civil and criminal penalties and could require us to restructure our operations or relationships with radiologists in a way that would affect the control or quality of our services.

The laws of certain states prohibit us from exercising control over the medical judgments or decisions of physicians. Recent state legislative activity has reflected growing scrutiny of the corporate practice of medicine, with a number of states proposing or enacting laws to expand existing prohibitions, enhance disclosure and reporting obligations, and broaden enforcement authority over management and ownership arrangements between healthcare providers and non-clinical entities. Additionally, certain states, such as New York and North Carolina, more strictly prohibit us from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws are enforced by state courts and regulatory authorities, each with broad discretion. We structure our operations and relationships with radiologists in a manner that we believe keeps us from engaging in the practice of medicine, exercising control over medical judgments or decisions or violating prohibitions against fee-splitting. For example, certain of our outpatient imaging centers and managed physician practices are structured using VIEs. State laws and enforcement efforts regarding the corporate practice of medicine and fee-splitting, however, are often subject to change. As a result, there can be no assurance that our present arrangements will not be challenged, and, if challenged, that they will not be found to violate the corporate practice of medicine or fee splitting prohibitions. Any such violation would subject us to potential damages, injunction or civil and criminal penalties and could require us to restructure our operations or relationships with radiologists in a way that would affect the control or quality of our services.

State efforts to regulate the construction or expansion of healthcare facilities could impair our ability to operate and expand our operations.

Some states regulate the construction, acquisition, renovation or expansion of healthcare facilities, for example, through CON programs. These programs may limit our ability to build, acquire, renovate or expand facilities or expand the breadth of services we offer in certain states. In evaluating a proposal, these states often consider the need for additional or expanded healthcare facilities or services. The failure to obtain any required CON or other approval could impair our ability to operate or expand our operations. In addition, the failure to comply with these requirements or any citation or other adverse action against one facility could negatively impact our ability to expand, acquire or operate other facilities in the same state. Any such failure could, in turn, adversely affect our ability to attract patients and physicians to our facilities and grow our revenues, which would have an adverse effect on our business, financial condition, results of operations, liquidity and stock price.

Some of our imaging modalities use radioactive materials, which generate regulated waste and could subject us to liabilities for injuries or violations of environmental and health and safety laws.

Some of our imaging procedures use radioactive materials, which generate medical and other regulated wastes. For example, patients are injected with a radioactive substance before undergoing a PET scan. Storage, use and disposal of these materials and waste products present the risk of accidental environmental contamination and physical injury. Applicable laws and regulations could hold us liable for damages and fines if our or others’ business operations or other actions result in contamination to the environment or personal injury due to exposure to hazardous materials. We cannot eliminate the risk of contamination or injury, and any liability imposed on us for any resulting damages or injury could exceed our resources or any applicable insurance coverage.

Government authorities or other parties may assert that our business practices violate antitrust laws.

The healthcare industry is subject to close antitrust scrutiny. Healthcare companies that have private equity investors, in particular, are under continued and increased scrutiny for their perceived role in rising healthcare costs and alleged increased control over healthcare entities. The FTC, the Antitrust Division of the DOJ and state attorneys general all actively review and, in some cases, take enforcement action against business conduct and acquisitions in the healthcare industry. For example, in February 2024, the FTC, DOJ and HHS jointly launched a cross-government public inquiry into the role of private-equity and other corporations in the healthcare system. As a result of these enforcement priorities, we expect that we will continue to be subject to heightened scrutiny by these agencies. Moreover, some states, such as Oregon, are currently considering implementing restrictions limiting certain corporate ownership of, or corporate involvement in, physician practice platform companies. Additionally, state regulators are increasingly subjecting healthcare transactions to heightened review, with several states presently having transaction review laws in effect, including large markets such as California and Illinois. These healthcare transaction review laws can inhibit business expansion by requiring significant filings and review processes and, in some states, allowing state attorneys general to review, subject to conditions, or prevent transactions viewed as anti-competitive or against the public interest. Possible growth into new state markets may be subject to such state healthcare transaction laws.

Private parties harmed by alleged anticompetitive conduct can also bring antitrust suits. Violations of antitrust laws may be punishable by substantial penalties, including significant monetary fines and treble damages, civil penalties, criminal sanctions and consent decrees and injunctions prohibiting certain activities or requiring divestiture or discontinuance of business operations. Any of these penalties could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price.

The FTC has also given increased attention to the effect of combinations involving healthcare providers, including physician practices, as well as to the use of restrictive covenants that limit the ability of employees and others to engage in certain competitive activities. The FTC has also entered into numerous consent decrees in the past several years settling allegations of price-fixing among providers.

Risks Relating to the Ownership Our Common Stock

An active trading market for our common stock may not be sustained, and you may not be able to resell your shares of our common stock at or above the initial offering price you paid.

Our common stock began trading on Nasdaq on December 11, 2025. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares at attractive prices, at the times that they would like to sell them, or at all.

Our operating results and share price may be volatile.

Our annual and quarterly operating results have in the past fluctuated and are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our common stock may fluctuate in response to various factors, including:

▪
regulatory, legal, political and economic factors unrelated to our performance;
▪
market conditions in the broader stock market;
▪
actual or anticipated fluctuations in our or our competitors’ annual and quarterly financial and operating results;
▪
strategic actions by us or our competitors;
▪
tax and accounting developments;
▪
litigation and governmental investigations; and
▪
other events or factors, including those from natural disasters, war, acts of terrorism or responses to these events.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could be subject to payments of substantial damages and fines or incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the price of our common stock may decline.

We may provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our ability to forecast our future results of operations and plan for and model future growth is limited as we are not able to predict the future of our business. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline as well.

Future sales, or the perception of future sales, of our common stock may depress the price of our common stock. In addition, a significant portion of our common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

If we sell, or any of our stockholders sell, a large number of shares of our common stock, or if we issue a large number of shares of our common stock in connection with future acquisitions, financings or equity incentive plans or in other circumstances, the market price of our common stock could decline significantly. Moreover, the perception in the public market that we or our stockholders might sell shares of our common stock could depress the market price of our common stock.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances or sales of shares of our common stock will have on the market price of our common stock. Possible sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem necessary or appropriate.

Upon the expiration of the lock-up agreements entered into in connection with our IPO, all of the shares of our common stock will be eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other restrictions. We also filed a Form S-8 under the Securities Act of 1933, as amended (“Securities Act”) to register certain shares of our common stock that we may issue under our equity compensation plans. In addition, certain stockholders have certain demand and tag-along registration rights that could require us in the future to file registration statements in connection with sales of our common stock by such stockholder or provide for the registration of shares of our common stock held by them in connection with certain future offerings of our common stock by us. Such sales could be significant. Once we register these shares, they can be freely sold in the public market upon issuance. As restrictions on resale end, the market price of our common stock could decline if the holders of currently restricted shares of our common stock sell them or are perceived by the market as intending to sell them or are released from the restrictions of the lock-up agreements prior to their expiration, which may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our share price and trading volume may decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock may have had relatively little experience with our company, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, and if one or more of these analysts downgrades our common stock or publishes misleading or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause the market price or trading volume of our common stock to decline.

We do not intend to pay cash dividends for the foreseeable future, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not currently anticipate declaring any cash dividends to holders of our common stock in the foreseeable future and are subject to certain restrictions in our existing indebtedness, should we decide to do so. Consequently, investors must rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

We will continue to incur significant costs as a result of operating as a public company.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities laws and regulations. These rules and regulations have increased our legal and financial compliance costs and have made some activities more difficult, time-consuming and costly. These laws and regulations could also make it more difficult for us to continue to attract and retain qualified persons to serve on our Board of Directors (the “Board of Directors”), on our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action, and potentially civil litigation. These factors may, therefore, strain our resources and divert management’s attention.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are summarized in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

In addition, we report certain system-wide key operating metrics, which include the performance of our unconsolidated affiliates. Certain financial information for our unconsolidated affiliates included in our system-wide metrics is presented on an aggregated basis, without adjustment for the Company’s economic ownership percentage in its joint ventures. In addition, not all of the financial information for our unconsolidated affiliates is prepared by the Company’s management or audited and our system-wide financial information may not be indicative of what our unconsolidated affiliates’ financial results would have been if our unconsolidated affiliates were wholly owned by the Company.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise continue to fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and share price.

In connection with the preparation of our consolidated financial statements as of for the years ended December 31, 2024 and 2023, our management identified material weaknesses in our internal control over financial reporting. These material weaknesses continue to exist for the year ended December 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified were as follows:

(i)
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with the appropriate knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, amongst other things, insufficient segregation of duties in the finance and accounting functions;
(ii)
We did not design and maintain an effective risk assessment process at a precise enough level to identify and respond to risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting;

(iii)
We did not design and maintain effective controls over the accounting for revenue from contracts with customers. Specifically, we did not formally document controls in place within the revenue cycle, including controls over our estimation process for the allowance for price concessions and controls to assess principal versus agent considerations within our revenue arrangements. This material weakness resulted in the restatement of our previously-issued consolidated financial statements and other audit adjustments that were immaterial;
(iv)
We did not design and maintain effective controls to ensure adequate segregation of duties within our financial reporting function, including controls related to account reconciliations and journal entries. Specifically, certain personnel have incompatible duties including the ability to (a) create and post manual journal entries without an independent review and (b) prepare and review account reconciliations;
(v)
We did not design and maintain effective information technology general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:
▪
program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately,
▪
user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel,
▪
computer operations controls to ensure that processing and transfer of data, and data back-ups and recovery are monitored, and
▪
program development controls to ensure that new software development is tested, authorized and implemented appropriately.

These material weaknesses could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Had we performed an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by management, and those control deficiencies could have also represented one or more material weaknesses.

In an effort to remediate these material weaknesses, we have retained an accounting consulting firm to provide additional depth and breadth in our technical accounting and financial reporting capabilities. We have also hired and plan to hire additional qualified accounting, finance and IT personnel to provide needed levels of expertise in our internal accounting and IT functions and maintain appropriate segregation of duties. We are also in the process of implementing additional technology platforms and related internal IT policies to support our internal controls. We intend to complete an appropriate risk assessment to identify relevant risks and specify needed objectives. We also intend to formalize and communicate our policies and procedures surrounding our financial close, financial reporting and other accounting processes. Furthermore, we intend to further develop and document necessary policies and procedures regarding our internal control over financial reporting and ensure that our internal controls are operating effectively and consistently with how they were designed.

These material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time and management has concluded, through testing, that the controls are effective. The measures we have taken to date, and the controls we continue to design and implement, may not be sufficient to remediate the material weaknesses we have identified or avoid potential additional material weaknesses in our internal control over financial reporting in the future. Accordingly, material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation under the requirements of the Sarbanes-Oxley Act. Further, while we remain an emerging growth company, our Annual Report on Form 10-K under the Exchange Act will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

We expect to incur significant additional costs to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from its regular business activities.

Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition, results of operations, liquidity and stock price. In addition, management’s assessment of internal controls over financial reporting has identified, and may identify in the future, weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the market price of our common stock.

In addition, discovery and disclosure of a material weakness in the future or our inability to cure the material weakness we previously discovered and disclosed, by definition, could have a material adverse impact on our consolidated financial statements. Such an occurrence could negatively affect our business and affect how our stock trades. This could, in turn, negatively affect our ability to access public equity or debt markets for capital.

We are an “emerging growth company” and our election of reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act ("JOBS Act"), and may remain an “emerging growth company” until the last day of the year following the fifth anniversary of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues equals or exceeds an amount specified by regulation (currently $1.235 billion) or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

▪
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
▪
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
▪
reduced disclosure obligations regarding executive compensation; and
▪
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We have also elected to take advantage of the extended transition period pursuant to Section 107 of the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of this extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies. Accordingly, our consolidated financial statements may not be comparable to companies that comply with public company effective dates, and our stockholders and potential investors may have difficulty in analyzing our operating results by comparing us to such companies.

WCAS and management own a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval and their interests may conflict with your interests as an owner of our common stock.

Based on the beneficial ownership of our common stock as of December 31, 2025, our executive officers and directors, together with WCAS and its affiliates, beneficially own approximately 31% of our outstanding common stock. As a result, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of ownership of our common stock may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Certain of our directors may have conflicts of interest because of their ownership of equity interests of, and their employment with, WCAS and its affiliates.

Certain of our directors hold ownership interests in affiliates of WCAS or ownership in and employment positions with its affiliates. Such interests in affiliates of WCAS by our directors could create, or appear to create, potential conflicts of interest when our directors are faced with decisions that could have different implications for us and for WCAS or its affiliates. We cannot assure you that any such conflicts of interest will be resolved in our favor.

Our amended and restated certificate of incorporation contains exclusive forum provisions that may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, stockholders, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless our Board of Directors consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have subject matter jurisdiction, another state court located within the State of Delaware or, if no court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action or proceeding asserting a claim arising from a breach of a fiduciary duty owed by any of our current or former directors, stockholders or officers or other employees to us or to our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, (iii) any action or proceeding asserting a claim against us or any of our current or former directors, stockholders or officers or other employees arising pursuant to, or seeking to enforce any right, obligation or remedy under, any provision of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation or our amended and restated bylaws, (iv) any action or proceeding related to or involving us or any of our current or former directors, stockholders or officers or other employees that is governed by the internal affairs doctrine of the State of Delaware, (v) any action or proceeding asserting an “internal corporate claim,” as defined in Section 115 of the DGCL or (vi) any action or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware. These exclusive-forum provisions do not apply to claims under the Securities Act or the Exchange Act. Our amended and restated certificate of incorporation also provides that, unless our Board of Directors consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any action or proceeding asserting a cause of action arising under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, stockholders, officers or other employees, which may discourage such lawsuits against us and our directors, stockholders, officers and employees. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, results of operations, liquidity and stock price.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

WCAS and certain of its affiliates engage in other investments and business activities in addition to its ownership of us. Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee or managing director of WCAS or any of its affiliates will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to WCAS or any of its affiliates instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee or managing director has directed to WCAS or any of its affiliates (other than us), as applicable. For instance, a director of our Company who also serves as a director, officer or employee of WCAS, or any of its portfolio companies, funds or other affiliates may pursue certain acquisitions, joint ventures or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. This provision of our amended and restated certificate of incorporation relates only to our directors and officers who are also officers, directors, employees or managing directors of WCAS or its affiliates. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, liquidity and stock price if attractive corporate opportunities are allocated by WCAS to itself or its portfolio companies, funds or other affiliates instead of to us.

Some provisions of Delaware law and our governing documents could discourage a takeover that stockholders may consider favorable.

Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws, contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. For example, our amended and restated certificate of incorporation authorizes our Board of Directors to determine the rights, preferences, privileges and restrictions of unissued preferred stock, without any vote or action by our stockholders. As a result, our Board of Directors could authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock or with other terms that could impede the completion of a merger, tender offer or other takeover attempt. In addition, our amended and restated bylaws provides that vacancies on the Board of Directors may be filled only by a majority of the incumbent directors. Further, we are subject to certain provisions of Delaware law that may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and, in particular, unsolicited transactions, that some or all of our stockholders might consider to be desirable. As a result, efforts by our stockholders to change the direction or management of our company may be unsuccessful.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We rely on information technology systems to process, transmit and store electronic information, including PHI, financial information and personally identifiable information, and to support critical business functions, including patient scheduling, billing and collections, image storage and transmission, and communications with patients, personnel and business partners.

Risk Management and Strategy

We have developed and implemented a cybersecurity framework designed to identify, assess, manage, and mitigate our most significant enterprise-level risks and uncertainties that could materially impact our business or strategic objectives. This framework is integrated into our overall company-wide risk management processes and is informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) 2.0, and is designed to incorporate an emphasis on HIPAA.

We carry cybersecurity insurance and engage a range of third-party cybersecurity advisors and consultants to evaluate and enhance the effectiveness of the cybersecurity program. Services provided by these third parties include endpoint and network monitoring, vulnerability scanning, penetration testing and security and compliance posture assessments. We use the results of these assessments to help identify vulnerabilities and enhance our cybersecurity controls and risk management practices.

We maintain cybersecurity and information security awareness training programs. Formal training relating to our cybersecurity, data privacy and information security policies and procedures is mandatory at least annually for all employees. In addition, employees participate in monthly phishing tests, with employees in high-risk areas, such as finance and IT, participating in additional phishing awareness campaigns. Cybersecurity awareness notices are distributed monthly to all employees, highlighting current threats, new controls, or other information security news. Employees in certain high-risk areas receive supplemental training.

We maintain information security policies and procedures designed to assess cybersecurity risks associated with third-party vendors that handle or have access to our information or systems. Vendors are classified by risk level and may be subject to security assessments, which may include questionnaires and reviews of vendor security protocols. Vendor security assessments are periodically reassessed based on the vendor’s risk profile and the sensitivity of the data or systems to which the vendor has access. Identified risks may be addressed as needed through remediation plans or contractual safeguards. Vendor agreements generally include provisions addressing cybersecurity safeguards and notification obligations in case of a breach. We also maintain a contract approval policy under which certain categories of contracts require review and approval by the legal department, which may involve consultation with outside counsel.

We maintain a written Incident Response Plan that employs an incident severity classification system that guides response actions and escalation procedures. When a cybersecurity incident occurs, we have cross-functional teams that are responsible for leading the initial assessment of priority and severity. Our information security team assists in taking remedial action in response to an incident, and external experts may also be engaged as appropriate. We also consider cybersecurity, along with our other top risks, within our broader risk management framework, which involves internal reporting at the business and enterprise levels and the monitoring of key risk indicators, trends and mitigation measures. Our Chief Information Security Officer (“CISO”) participates in our risk governance processes that assess enterprise-wide risks and oversee related risk mitigation activities.

As of the date of this Annual Report on Form 10-K, we have not identified any risks from cybersecurity threats and are not aware that we have experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, cybersecurity risks represent an ongoing concern and the threat landscape continues to evolve. For example, in December 2021, we experienced an incident of unauthorized access to our network by a threat actor that obtained access to certain private patient data, which was promptly contained and remediated. While we have implemented controls and procedures to manage these risks, including those described herein, there can be no guarantee that these measures will prevent all cybersecurity incidents. For additional information regarding cybersecurity risks, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including the risk factor titled “Cybersecurity threats and other disruption or malfunctions in our information technology systems could adversely affect our business.”

Governance

Our Board of Directors recognizes the importance of cybersecurity in safeguarding our sensitive data. Our Board of Directors delegated to the Audit Committee primary responsibility for oversight of our cybersecurity and technology risk management, as set forth in its charter. The chairperson of the Audit Committee provides updates to our Board of Directors regarding its oversight activities on a periodic basis. On a quarterly basis, and more frequently as needed, the CISO presents a briefing to the Audit Committee regarding our cybersecurity program. Potentially material cybersecurity matters are escalated to the Audit Committee or our full Board of Directors, as appropriate, for risk oversight.

Cybersecurity risk oversight is a key area of focus for management. Our CISO leads our overall cybersecurity function, with support from our Security Architect and other members of the information security team. Our CISO reports to our Chief Information Officer and has over 25 years of experience in various information security roles of increasing responsibility. The CISO holds relevant credentials through leading organizations, including: Certified Information Systems Security Professional (“CISSP”); Certified Information Security Manager; Certified in the Governance of Enterprise IT; Certified in Risk and Information Systems Control; and Certified Information Privacy Professional/United States. Our Security Architect has several years of direct experience in the security industry and holds relevant credentials from CISSP and Microsoft Certified: Azure Solutions Architect Expert.

Any member of the information security team may present risks to the Security Architect or the CISO for awareness and risk tracking, including inclusion in our Risk Register. The Security Architect, CISO, and the Governance, Risk, and Compliance manager meet regularly to review risks and ratings and track remediation efforts. The Risk Register is presented to our technology leadership monthly.

Item 2. Properties.

We lease approximately 22,000 square feet for our corporate headquarters located at 4200 Six Forks Road, Suite 1000, Raleigh, North Carolina. This lease expires in January 2027. We also have regional offices which total approximately 73,000 square feet located in Plano, Texas; Charlotte, North Carolina; Mt. Laurel, New Jersey; Atlanta, Georgia; and Lakewood, Colorado, which expire between March 2027 and March 2034.

At December 31, 2025, we operated directly or indirectly through joint ventures with hospital partners, 188 centers located across the states of Texas, New Jersey, Georgia, North Carolina, South Carolina, Colorado, Arizona, Alabama, Florida, New York, Oklahoma, Arkansas and Montana. We lease the premises at which these centers are located and do not have options to purchase the centers we rent. Our initial lease term varies in length from seven to 10 years. Factoring in renewal options, our leases for these centers typically remain in effect for 15 to 20 years. Rental rate increases typically range from 2% to 4% on an annual basis, depending on the location and market conditions.

At December 31, 2025, total square footage operated directly or indirectly under lease, including imaging centers, physician practices and administrative offices was approximately 1.4 million square feet.

Item 3. Legal Proceedings.

We are subject to litigation arising in the ordinary course of our business, including litigation principally relating to professional liability. There can be no assurance that our insurance coverage and self-insured liabilities will be adequate to cover all liabilities occurring out of such claims. From time to time, we receive requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action. We have been subject to certain requests for information and investigations and could be subject to such requests for information and investigations in the future. In the opinion of management, we are not engaged in any legal proceedings that we expect will have a material adverse effect on our business, financial condition, cash flows or results of our operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “LMRI” and has been publicly traded since December 11, 2025. Prior to this time, there was no public market for our common stock. As of March 30, 2026, there were 39 record holders of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Recent Sales of Unregistered Securities

On November 14, 2025, in connection with our formation, we sold 1,000 shares of our common stock to Holdings LLC for aggregate consideration of $1.00. No underwriters were involved in the foregoing sale of securities. The shares of our common stock described above were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering.

Dividends

We did not pay any cash dividends during the year ended December 31, 2025, and do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our Board of Directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, including restrictions under our existing indebtedness, capital requirements, business prospects, general business or financial market conditions and other factors our Board of Directors may deem relevant.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P Health Care Index, assuming an initial investment of $100 at the market close of December 11, 2025, the date our stock commenced trading on the Nasdaq at an opening price of $18.50 per share. Data for the S&P 500 Index and S&P Health Care Index assumes reinvestment of dividends. As noted above, no dividends have been declared on our common stock to date. The comparison below is based on historical data and is not indicative of, and is not intended to forecast, future performance of our common stock.

Total Return Performance
$104
$102
$100
$98
$96
$94
$92
$90
$88
12/11
12/12
12/13
12/14
12/15
12/16
12/17
12/18
12/19
12/20
12/21
12/22
12/23
12/24
12/25
12/26
12/27
12/28
12/29
12/30
12/31
LMRI
S&P 500
S&P Health Care Index

The performance graph above and related information shall not be deemed “soliciting material,” and is not deemed “filed” with the SEC, and is not to be incorporated by reference into any future filing under the Securities Act or Exchange Act.

Use of Proceeds from Initial Public Offering of Common Stock

On December 10, 2025, our registration statement on Form S-1 (File No. 333-291590) related to our IPO, was declared effective by the SEC. Pursuant to such registration statement, we issued and sold 25,000,000 shares of common stock at a public offering price of $18.50 per share on December 12, 2025. We received net proceeds of approximately $427 million, after deducting underwriting discount and commissions and offering costs. In turn, we used $406.4 million of the net proceeds from our IPO to pay down a portion of our outstanding borrowings under the Existing Term Loan (as defined below). None of the expenses associated with our IPO were paid to directors, officers, or persons owning 10% or more of any class of equity securities, or to our affiliates. Barclays and J.P. Morgan served as joint lead bookrunners for our IPO.

Purchases of Equity Securities by the Issuer and Affiliates Purchasers

We did not repurchase any of our common stock during the quarter ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Lumexa Imaging. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following MD&A.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company's final prospectus filed with the SEC on December 12, 2025, pursuant to Rule 424(b)(4) for a discussion of the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Overview

We are one of the largest national providers of diagnostic imaging services. Our platform is integrated, scalable and has a proven track record of creating value for our stakeholders. At December 31, 2025, we operated the second largest outpatient imaging center footprint in the United States. It spans 188 centers in 13 states and includes eight joint venture partnerships with health systems.

Our primary source of income is fees paid by patients, insurance companies or other payors in exchange for our centers providing imaging studies and radiologists’ interpretations of those studies. We also earn revenue from payors when our radiologists interpret an imaging study performed in another facility, often the imaging department of a hospital. In addition, we earn a monthly fee from centers that we operate, but do not consolidate for accounting purposes, in exchange for managing their operations. We also earn fees from third-party hospitals for providing radiology and administrative support. How these income streams affect our consolidated financial statements depends on whether we consolidate the center generating the fee for accounting purposes. Because our ownership levels and rights vary from center to center, at December 31, 2025, we consolidated 102 of the 188 centers that we operated and accounted for our investments in the remaining 86 centers under the equity method of accounting. At December 31, 2024, we consolidated 98 of the 181 centers that we operated and accounted for our investments in the remaining 83 centers under the equity method of accounting.

The following table shows our outpatient imaging centers in operation and consolidated net patient service revenue for the specified periods (dollars in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Consolidated net patient service revenue	$802,707	$746,850	$767,391
Centers in operation	188	181	183
Outpatient imaging centers with a health system joint venture partner (equity method)	86	83	82
Consolidated outpatient imaging centers	102	98	101

The following table summarizes the centers we operated as of December 31, 2025, 2024 and 2023:

	Type of Center
	Consolidated	Joint Venture	Total
Number of Centers, December 31, 2023	101	82	183
De novos	3	1	4
Closed or sold	(6)	—	(6)
Number of Centers, December 31, 2024	98	83	181
De novos	6	3	9
Acquisitions	—	1	1
Closed or sold	(2)	(1)	(3)
Number of Centers, December 31, 2025	102	86	188

Our operations are comprised of two segments for financial reporting purposes, “Outpatient Imaging Centers” and “Professional Services.” For further financial information about our segments, see Note 20 in the notes accompanying our consolidated financial statements included in this Annual Report on Form 10-K.

Factors Affecting Our Results of Operations

We believe there are several important factors that impact our operating performance and results of operations, including:

▪
Physician referrals. A significant portion of the services that we perform and the revenue we generate is derived from patient referrals from unaffiliated physicians and other healthcare providers. Because the majority of our routine and advanced imaging volume involves providing non-recurring services to patients, our business depends on continuing to receive new referrals from those physicians and other healthcare providers. Our performance depends on our ability to maintain those referrals and to become and/or remain designated providers under “closed panel” preferred physician organizations or other managed care contracting systems which manage those referrals exclusively to contracted providers. We seek to be the designated provider under those programs and the failure to compete to remain such under those programs and our inability to maintain and increase the number of physician referrals could impact our revenues and operations.
▪
Demand for advanced imaging in our geographies. Our operations and profitability depend in part on our ability to increase the amount of patient volume from advanced imaging scans. According to industry estimates, demand for advanced imaging continues to grow and outpaces routine imaging growth. As of December 31, 2025, management estimates that advanced imaging payments per procedure at our consolidated and unconsolidated centers were on average approximately 330% of routine imaging payments per procedure. MRI and CT accounted for 30% of our consolidated imaging volumes and 36% of our system-wide imaging volumes, and 52% of our consolidated revenue and 63% of our system-wide revenues in 2025. MRI and CT accounted for over 29% of our consolidated imaging volumes and over 35% of our system-wide imaging volumes, and over 51% of our consolidated revenue and 63% of our system-wide revenue in 2024. We believe that our centers, equipment, personnel and strategy will enable advanced imaging to continue to increase as a percentage of our imaging volumes and revenues over time.
▪
Favorable and Sustainable Reimbursement. Our revenues depend on achieving broad coverage and reimbursement for our imaging exams from third-party payors, including both commercial and government payors. Payment from third-party payors differs depending on whether we have entered into a contract with the payor as a “participating provider” or do not have a contract and are considered a “non-participating provider.” Payors will often reimburse non-participating providers, if at all, at a lower rate than participating providers. We operate in geographies with attractive payor dynamics that support sustainable commercial reimbursement. 58% of our consolidated revenue in 2025 came from commercial payors, with government payors making up an incremental 29% and the remaining portion of our consolidated revenue in 2025 coming from self-pay, liens and other payors. 63% of our system-wide revenue in 2025 came from commercial payors, with government payors making up an incremental 22% and the remaining portion of our system-wide revenue in 2025 coming from self-pay, liens and other payors. 57% of our 2024 consolidated revenue came from commercial payors, with government payors making up an incremental 28% and the remaining portion of our 2024 consolidated revenue coming from self-pay, liens and other payors. 63% of our 2024 system-wide revenue came from commercial payors, with government payors making up over 23% and the remaining portion of our 2024 system-wide revenue coming from self-pay, liens and other payors. We are broadly diversified across over 600 payor contracts and have a dedicated managed care team, focused on securing competitive reimbursement rates and contract terms for our centers using a data-driven approach. If we are not able to obtain or maintain coverage and adequate reimbursement from commercial payors, we may not be able to effectively increase our patient volume and revenue as expected. Additionally, retrospective reimbursement adjustments can negatively impact our revenue and cause our financial results to fluctuate, though we have not experienced any material adjustments of that nature.
▪
Investment and implementation of technology. Our integrated technology system supports our current day-to-day operations and is the foundation of our continued deployment of third-party AI tools. We intend to continue investing in these technologies and believe that using third-party AI allows us to benefit from the most advanced solutions in the market. Implementation of AI can enable faster scan times, improved clinical efficiency and faster patient scheduling and communication of results. Furthermore, back-office tasks can use AI to self-learn and self-manage processes, increase collections and reduce labor expenses, driving greater profitability.
▪
Continuing growth through de novo expansion, joint ventures and acquisitions. We believe that our expansion strategy to establish new de novo centers, continue to partner with health systems in joint ventures and complete new acquisitions will continue to drive greater revenues. Our failure to continue to expand could have an adverse effect on our revenue growth.
▪
Seasonality. Our business exhibits seasonal fluctuations. The first quarter of each year generally sees the lowest procedure volumes and revenue levels. We believe this trend is driven by two factors. First, many patients participate in high-deductible health plans. As these deductibles reset in January, patients tend to reduce their use of medical services during the first quarter to avoid substantial out-of-pocket expenditures. Second, our outpatient imaging centers are sometimes affected by severe winter weather conditions, with snowstorms and other adverse weather leading to patient appointment cancellations and occasional center closures.

While each of these factors present significant opportunities for us, they are not the only factors that may adversely affect our revenues and they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information.

Our Business and Performance Measures

We deliver high-quality, convenient and low-cost care through our expansive network of outpatient imaging centers, meeting the needs of our key stakeholders—patients, referring physicians, health system joint venture partners and payors. Our accessible locations, flexible scheduling options and extended hours make it easier for patients to receive the imaging services they need. Referring physicians choose our centers for their patients’ imaging needs because of our high-quality care, subspecialized radiologists, skilled technologists and modern equipment and technology. Our health system joint venture partners benefit from providing patients access to our high-quality, lower cost, conveniently located centers to reduce hospital backlogs and the time required to diagnose and begin treatment. Our centers also benefit payors by reducing the overall cost of delivering diagnostic imaging to their members.

We operate outpatient imaging centers, some of which we wholly own and others that we own in partnership with health system joint ventures. At December 31, 2025, we managed 83 of our 86 outpatient imaging centers owned by joint ventures on a day-to-day basis through management services contracts. At December 31, 2024, we managed 80 of our 83 outpatient imaging centers owned by joint ventures on a day-to-day basis through management services contracts. Our role as an owner and day-to-day manager provides us with significant influence over those centers’ operations. This influence does not represent control of the center, so we account for our investment in each such center under the equity method of accounting as an unconsolidated affiliate. We controlled the other 102 and 98 centers at December 31, 2025 and 2024, respectively, and accounted for these investments as consolidated subsidiaries. For consolidated subsidiaries, our consolidated statements of operations reflect, within each revenue and expense line item, 100% of the revenues and expenses of each such subsidiary, after the elimination of intercompany amounts. Our consolidated statements of operations and comprehensive loss reflect our earnings from our unconsolidated affiliates in only two line items:

▪
equity in earnings of unconsolidated affiliates: our share of the net income or loss of each center that is an unconsolidated affiliate, which is based on that center’s net income or loss and the percentage of that affiliate’s outstanding equity interests owned by us; and
▪
management fee and other revenues, related party: income we primarily earn in exchange for managing the day-to-day operations of each center that is an unconsolidated affiliate, usually quantified as a percentage of that center’s net revenue.

In summary, our operating income is driven by the performance of the outpatient imaging centers and physician practices we operate and by our ownership interest in our outpatient imaging centers, but our individual revenue and expense line items only relate to the consolidated businesses. This results in trends in our operating income that do not always correspond with changes in our individual revenue and expense line items. Accordingly, we supplementally review several types of information in order to monitor and analyze our results of operations, including:

▪
the results of operations of our unconsolidated affiliates;
▪
our average ownership share in the outpatient imaging centers we operate; and
▪
facility operating indicators irrespective of consolidation treatment, such as system-wide revenue growth and same-center revenue growth.

Results of Operations (in thousands)

	YEAR ENDED DECEMBER 31,
	2025	2024	VARIANCE
Revenue:
Net patient service revenue	$766,696	$715,560	$51,136
Net patient service revenue, related party	36,011	31,290	4,721
Management fee and other revenue	19,622	14,951	4,671
Management fee and other revenue, related party	200,752	187,068	13,684
Total revenues	1,023,081	948,869	74,212
Operating expenses:
Cost of operations, excluding depreciation and amortization	865,516	852,606	12,910
General and administrative expenses	90,453	70,361	20,092
Depreciation and amortization	40,379	42,164	(1,785)
Loss on disposal of property and equipment	968	—	968
Total operating expenses	997,316	965,131	32,185
Equity in earnings of unconsolidated subsidiaries	72,135	71,505	630
Income from operations	97,900	55,243	42,657
Other income and expenses:
Interest expense	118,539	136,027	(17,488)
Loss on extinguishment of debt	13,453	703	12,750
Other income	(1,873)	—	(1,873)
Gain on imaging center sold, related party	—	(2,294)	2,294
Total other expenses	130,119	134,436	(4,317)
Loss before income taxes	(32,219)	(79,193)	46,974
Income tax provision	14,885	14,906	(21)
Net loss and comprehensive loss	$(47,104)	$(94,099)	$46,995

The following table provides additional information about our management fee and other revenues:

	YEAR ENDED DECEMBER 31,
	2025	2024
Components of management fee and other revenues:
Fees for managing joint ventured outpatient centers and other third-party services	$86,610	$74,785
Zero margin pass-throughs of employee, IT and other center level costs paid by Lumexa	133,764	127,234
Total management fee and other revenues	$220,374	$202,019

The following table summarizes our GAAP consolidated statements of operations and comprehensive loss items expressed as a percentage of revenue for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2025	2024
Total revenues	100.0%	100.0%
Operating expenses:
Cost of operations, excluding depreciation and amortization	84.6	89.9
General and administrative expenses	8.8	7.4
Depreciation and amortization	4.0	4.4
Loss on disposal of property and equipment	0.1	—
Total operating expenses	97.5	101.7
Equity in earnings of unconsolidated affiliates	7.1	7.5
Income from operations	9.6	5.8
Other income and expenses:
Interest expense	11.6	14.3
Loss on extinguishment of debt	1.3	0.1
Other income	(0.2)	—
Gain on imaging center sold, related party	—	(0.2)
Total other expenses	12.7	14.2
Loss before income taxes	(3.1)	(8.4)
Income tax provision	1.5	1.5
Net loss and comprehensive loss	(4.6)%	(9.9)%

Our business model of partnering with health system joint venture partners results in our accounting for 86 (at December 31, 2025) and 83 (at December 31, 2024) of our outpatient imaging centers under the equity method of accounting rather than consolidating their results.

Our share of the net income of unconsolidated affiliates is shown in our consolidated statements of operations and comprehensive loss on a net basis as “equity in earnings of unconsolidated affiliates.”

The following tables provide other information regarding our unconsolidated affiliates:

	YEAR ENDED DECEMBER 31,
Lumexa Imaging’s Unconsolidated Affiliates	2025	2024
Lumexa Imaging’s equity in earnings of unconsolidated affiliates (in thousands)	$72,135	$71,505
Lumexa Imaging’s imputed weighted average ownership percentages based on unconsolidated affiliates’ net income or loss (1)	46.5%	46.5%
Total debt at unconsolidated affiliates (in thousands)	$69,098	$61,809
Unconsolidated outpatient imaging centers operated at period end	86	83

(1)
Our weighted average percentage ownership in our unconsolidated affiliates is calculated as our equity in earnings of unconsolidated affiliates divided by the total net income or loss of unconsolidated affiliates for each respective period.

	YEAR ENDED DECEMBER 31,	YEAR ENDED DECEMBER 31,
	2025	2024
Unconsolidated affiliates net revenues:
BTDI revenues	$418,393	$382,321
All other unconsolidated affiliates revenues	162,770	151,268
Aggregate unconsolidated affiliates revenues	$581,163	$533,589
Unconsolidated affiliates operating expenses, excluding depreciation and amortization:
BTDI operating expenses	$265,051	$235,991
All other unconsolidated affiliates operating expenses	118,000	107,428
Aggregate unconsolidated affiliates operating expenses, excluding depreciation and amortization	$383,051	$343,419
Unconsolidated affiliates net income:
BTDI net income	$122,760	$119,964
All other unconsolidated affiliates net income	32,531	33,677
Aggregate unconsolidated affiliates net income	$155,291	$153,641

One of our unconsolidated affiliates, BTDI, is considered significant to our consolidated financial statements under Regulation S-X. As a result, the audited consolidated financial statements and related notes of BTDI have been included in Item 8 in this Annual Report on Form 10-K.

Revenue

As described above, our earnings from an outpatient imaging center, whether consolidated or accounted for using the equity method of accounting, are driven by the same factors: the center’s underlying profits and revenue and our ownership percentage in that center. Accordingly, to assess our overall operating results, we often utilize system-wide and same-center measures, which include both consolidated centers and unconsolidated affiliates. Our consolidated revenue growth and system-wide revenue growth were 7.8% and 8.2%, respectively, between the year ended December 31, 2024 and the year ended December 31, 2025. Our system-wide revenue includes all centers and physician practices that we operate; our GAAP revenue (or consolidated revenue) only includes consolidated centers, which represented 54% of our centers at both December 31, 2025 and December 31, 2024, respectively, and all physician practices that we operate.

Net patient service revenue increased by $51.1 million, or 7.1%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was largely due to an increase in consolidated same-center revenues of 7.7%, which was driven by volume growth of 5.4% and an increase in net revenue per scan of 2.2%. The consolidated same-center revenue growth includes a $25.5 million increase in revenues at our centers in New Jersey, primarily as a result of going back in network with a payor that was out of network in that state for nine months of 2024. Net patient service revenue also increased $7.1 million related to nine consolidated de novo centers we opened during 2024 and 2025.

Net patient service revenue, related party increased by $4.7 million, or 15.1%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to a $1.6 million increase in revenue driven by growth in the number of reads our teleradiology group completed for unconsolidated BTDI centers, and $2.5 million of growth at our North Carolina practice which performs reads for scans completed by its local hospital partner.

Management fee and other revenue increased by $4.7 million, or 31.2%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to an increase in stipend revenue.

Management fee and other revenue, related party increased by $13.7 million, or 7.3%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to increased pass-through costs at BTDI related to information technology and leased employees and growth in the business.

Operating Expenses

Cost of operations, excluding depreciation and amortization, is comprised of costs incurred to operate outpatient imaging centers and physician practices, primarily salaries, wages and benefits for clinicians and direct patient support personnel, occupancy costs, such as rent and utilities, medical supplies and other operating expenses. Cost of operations increased by $12.9 million, or 1.5%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily driven by increased volumes. The increase is primarily due to a $16.0 million increase in salaries and wages. That increase was partially offset by a $5.6 million decrease in third-party labor costs.

General and administrative expenses include salaries, wages and benefits of executive leadership, finance and accounting, human resources, legal, information technology, professional fees, transaction costs, severance and other overhead and corporate expenses. General and administrative expenses increased by $20.1 million, or 28.6%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase is due to an increase in stock-based compensation as a result of certain equity awards vesting upon the IPO and an increase in information technology costs and legal and professional fees from our IPO in December 2025. We also expect general and administrative expenses to increase in the near term as a result of operating as a public company. That increase in expenses will be associated with compliance with the rules and regulations of the SEC, and an increase in legal, audit, insurance, investor relations, professional services and other administrative expenses.

Depreciation and amortization expense consists of depreciation of property and equipment assets (medical office equipment, computer and software, and furniture and fixtures) and amortization of acquired intangible assets, such as facility contracts and trade names. Depreciation and amortization expense decreased by $1.8 million, or 4.2%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease is primarily driven by the disposition of assets during 2024 due to the contribution of a formerly consolidated imaging center to a health system joint venture and the wind down of a physician practice during 2024.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is our share of the net income or loss of each unconsolidated outpatient imaging center, which is based on that center’s net income or loss and the percentage of that center’s outstanding equity interests owned by us. Equity in earnings of unconsolidated subsidiaries increased by $0.6 million, or 0.9%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to the enhanced profitability of our investments in unconsolidated affiliates.

Other (income) expenses

Interest expense decreased by $17.5 million, or 12.9%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to a decrease in interest rates during that period, as well as a $1.3 million decrease in the impact of the interest rate cap agreements (as defined below).

Loss on extinguishment of debt of $13.5 million in the year ended December 31, 2025 was due to fees associated with the refinancing of the Existing Term Loan in 2025. Loss on extinguishment of debt of $0.7 million in the year ended December 31, 2024 was primarily due to fees related to an amendment to extend the maturity date to December 2027 and to change the lending syndicate for the Existing Term Loan.

Gain on imaging centers sold of $2.3 million in the year ended December 31, 2024 was related to our contribution during the year ended December 31, 2024 of a formerly consolidated outpatient imaging center in New Jersey to a health system joint venture. We formerly consolidated this outpatient imaging center, but now account for it under the equity method of accounting.

Income Tax Provision

We recorded an income tax provision of $14.9 million for both the years ended December 31, 2025 and 2024. Despite having a smaller pretax net loss in 2025, the impact of non-deductible stock-based compensation and the increase in the valuation allowance recorded against certain of our deferred tax assets was higher relative to the level of the pretax loss. In addition, we recorded provision to return adjustments in 2025 that increased income tax expense.

Results of Operations—Segment Results

We organize our business into two reportable segments: (1) outpatient imaging centers and (2) professional services. This segment structure reflects the financial information and reports used by our management to make decisions regarding our business, including resource allocation and performance assessments.

Outpatient Imaging Center Segment

Our outpatient imaging center segment generates revenue by performing imaging studies and providing radiologists’ interpretations of those studies. The following tables show our outpatient imaging center segment’s revenue and Adjusted EBITDA.

	YEAR ENDED DECEMBER 31,
	2025	2024	$ CHANGE	% CHANGE
Net patient service revenue	$560,665	$521,286	$39,379	7.6%
Management fee and other revenue	200,822	186,169	14,653	7.9%
Adjusted EBITDA	191,406	172,542	18,864	10.9%

The following table shows the outpatient imaging center segment’s system-wide same-center growth rates for the following metrics for the year ended December 31, 2025, as compared to the year ended December 31, 2024 and for the year ended December 31, 2024 as compared to the year ended December 31, 2023:

	YEAR ENDED DECEMBER 31,	YEAR ENDED DECEMBER 31,
	2025	2024
Net revenue	7.8%	4.2%
Volume	3.6%	(0.3)%
Net revenue per scan	4.0%	4.5%

Our outpatient imaging center segment’s operating results for the year ended December 31, 2025 reflect a 7.8% system-wide same-center revenue growth. The segment’s consolidated GAAP revenue growth for the year ended December 31, 2025 was 7.6%.

Net patient service revenue for the outpatient imaging center segment increased by $39.4 million, or 7.6%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily driven by an increase in consolidated same-center revenues of 7.7%, which was comprised of volume growth of 5.4% and an increase in net revenue per scan of 2.2%. The consolidated same-center growth included a $20.1 million increase in revenues at our centers in New Jersey, primarily as a result of going back in network with a payor that was out of network for much of 2024. Net patient service revenue for the outpatient imaging center segment also increased $7.1 million related to nine new consolidated centers we opened in 2024 and 2025.

Management fee and other revenue for the outpatient imaging center segment increased by $14.7 million, or 7.9%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to increased pass-through costs at BTDI related to information technology and leased employees and improved financial performance. Our management fees are usually quantified as a percentage of the unconsolidated affiliate’s net revenue.

As further discussed below, Adjusted EBITDA removes non-cash and non-recurring charges that occur in the affected period and provides a basis for management to measure our core financial performance against other periods. Adjusted EBITDA for the outpatient imaging center segment increased by $18.9 million, or 10.9%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was driven by the increases in net patient service revenue and management fee and other revenue described above.

Professional Services Segment

Our professional services segment earns revenue solely from the interpretation of imaging studies. The related imaging studies are performed by other parties, primarily the imaging department of a hospital with whom we have a broader strategy that includes our outpatient business, such as through a joint venture for outpatient centers that we operate. The following tables show our professional services segment’s revenue and Adjusted EBITDA.

	YEAR ENDED DECEMBER 31,
	2025	2024	$ CHANGE	% CHANGE
Net patient service revenue	$251,839	$232,551	$19,288	8.3%
Management fee and other revenue	19,552	15,850	3,702	23.4%
Adjusted EBITDA	38,748	28,297	10,451	36.9%

The following table shows the professional services segment’s consolidated same-practice growth rates for the following metrics for the year ended December 31, 2025, as compared to the year ended December 31, 2024 and for the year ended December 31, 2024 as compared to the year ended December 31, 2023:

	YEAR ENDED DECEMBER 31,	YEAR ENDED DECEMBER 31,
	2025	2024
Net revenue	8.7%	2.5%
Volume	5.4%	1.9%
Net revenue per read	3.1%	0.6%

Our professional services segment’s operating results for the year ended December 31, 2025, reflect an 8.7% consolidated professional same-practice revenue growth. The segment’s consolidated GAAP revenue growth for the year ended December 31, 2025 was 9.3%.

Net patient service revenue for the professional services segment increased by $19.3 million, or 8.3%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in revenues was primarily driven by several factors, including a $6.0 million increase at our physician practice in North Carolina due to the addition of a new hospital to the hospital partner’s network, a $3.8 million increase at our teleradiology practice due to higher volumes, a $4.4 million increase at our practice in New Jersey as a result of higher volumes and a $1.8 million increase due to the continued growth of Connexia.

Management fee and other revenue for the professional services segment increased by $3.7 million, or 23.4%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was due to an increase in stipend revenue.

As further discussed below, Adjusted EBITDA removes non-cash and non-recurring charges that occur in the affected period and provides a basis for management to measure our core financial performance against other periods. Adjusted EBITDA for the professional services segment increased by $10.5 million, or 36.9%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Key Operating Metrics and Non-GAAP Financial Measures

We regularly review key operating metrics and certain non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA margin, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Given the number of unconsolidated affiliates we have, to analyze our results of operations, we also measure and track certain supplemental operating metrics that include both consolidated and unconsolidated affiliates. Although revenue of our unconsolidated affiliates is not recorded as revenue in our consolidated financial statements, we believe it is important in understanding our financial performance because that revenue is the basis for calculating our management services revenue and, together with the expenses of our unconsolidated affiliates, is the basis for our equity in earnings of unconsolidated affiliates. In addition, we measure volume, revenue and growth rates (both consolidated and unconsolidated) for the centers that were operational in both the current and prior year periods, a group we refer to as “same-center.”

The financial information for our unconsolidated affiliates is presented in this Annual Report on Form 10-K on an aggregated basis as part of our system-wide key operating metrics. Not all of the financial information for our unconsolidated affiliates is prepared by the Company’s management or audited. We believe including our unconsolidated affiliates in the Company’s system-wide financial information is useful for investors to understand the size and performance of our joint venture relationships. However, the system-wide financial information presented in this Annual Report on Form 10-K does not adjust for our economic ownership percentage in its joint ventures.

The following tables summarize our key operating metrics for the periods noted:

	YEAR ENDED DECEMBER 31,	YEAR ENDED DECEMBER 31,
	2025	2024
Consolidated revenue growth(1)	7.8%	1.4%
Consolidated outpatient same-center revenue growth(2)	7.7%	(1.2)%
Consolidated outpatient same-center volume growth(3)	5.4%	(2.8)%
Consolidated outpatient same-center net revenue per scan growth(4)	2.2%	1.7%
Consolidated professional same-practice revenue growth(5)	8.7%	2.5%
Consolidated professional same-practice volume growth(6)	5.4%	1.9%
Consolidated professional same-practice net revenue per read growth(7)	3.1%	0.6%

	YEAR ENDED DECEMBER 31,	YEAR ENDED DECEMBER 31,
	2025	2024
System-wide revenue growth(8)	8.2%	3.2%
System-wide outpatient same-center revenue growth(9)	7.8%	4.2%
System-wide outpatient same-center volume growth(10)	3.6%	(0.3)%
System-wide outpatient same-center net revenue per scan growth(11)	4.0%	4.5%

Notes (1)-(11): “Outpatient same-center” metrics refer to services performed at sites we operate and which have been in operation for more than one year, excluding new acquisitions or divested outpatient imaging centers, and consist of a scan of the patient and a read, for which services we issue a global bill. “Professional same-practice” metrics refer to services performed by practices that have been in operation for more than one year, excluding new or terminated practice relationships, and consist of reads by our radiologists, for which we issue a bill solely for the read. “Professional” services are most often performed in the imaging department of a hospital. See the definitions below for an explanation of calculations of Consolidated revenue growth, Consolidated outpatient same-center revenue growth, Consolidated outpatient same-center volume growth, Consolidated outpatient same-center net revenue per scan growth, Consolidated professional same-practice revenue growth, Consolidated professional same-practice volume growth, Consolidated professional same-practice net revenue per read growth, System-wide revenue growth, System-wide outpatient same-center revenue growth, System-wide outpatient same-center volume growth and System-wide outpatient same-center net revenue per scan growth.

The following table summarizes our non-GAAP financial metrics:

	YEAR ENDED DECEMBER 31,
(in thousands, unless otherwise indicated)	2025	2024
Adjusted EBITDA	$230,154	$200,839
Adjusted EBITDA margin	22.5%	21.2%

Refer to “—Non-GAAP Financial Measures” below for details on how Adjusted EBITDA and Adjusted EBITDA margin are defined and reconciled to the most directly comparable financial measure calculated and presented in accordance with GAAP, which is net loss.

Consolidated Key Operating Metrics:

We refer to numbers and metrics relating to or deriving from only those outpatient imaging centers and managed physician practices (the source of our professional services revenue) that we consolidate for financial reporting purposes: our wholly owned centers and our centers owned by and practices managed through VIEs, as “consolidated.”

(1)Consolidated revenue growth

We define consolidated revenue growth as the percentage change in total GAAP revenue, as compared to the prior year period.

(2)Consolidated outpatient same-center revenue growth

We define consolidated outpatient same-center revenue growth as the percentage change in consolidated outpatient same-center revenue, as compared to the prior year period. We define consolidated outpatient same-center revenue as the total revenue generated by the outpatient imaging centers which we consolidate for financial reporting purposes under GAAP and which have been in operation for more than one year, excluding new acquisitions or divested outpatient imaging centers. This metric does not reflect professional services revenue.

(3)Consolidated outpatient same-center volume growth

We define consolidated outpatient same-center volume growth as the percentage change in consolidated outpatient same-center volume, as compared to the prior year period. We define consolidated outpatient same-center volume as the total number of scans or comparable services for each of our imaging modalities which were performed in the given period at centers which we consolidate for financial reporting purposes under GAAP. This metric does not reflect professional services volume.

(4)Consolidated outpatient same-center net revenue per scan growth

We define consolidated outpatient same-center net revenue per scan growth as the percentage change in consolidated outpatient same-center net revenue per scan, as compared to the prior year period. We define same-center net revenue per scan as consolidated outpatient same-center revenue divided by consolidated same-center volume for the respective period. This metric does not reflect professional services revenue or volume.

(5)Consolidated professional same-practice revenue growth

We define consolidated professional same-practice revenue growth as the percentage change in consolidated professional same-practice total revenue, as compared to the prior year period. We consolidate all of these entities. This metric does not reflect revenue from our outpatient imaging centers.

(6)Consolidated professional same-practice volume growth

We define consolidated professional same-practice volume growth as the percentage change in consolidated professional same-practice volume, as compared to the prior year period. We consolidate all of these entities. This metric does not reflect volume from our outpatient imaging centers.

(7)Consolidated professional same-practice net revenue per read growth

We define consolidated professional same-practice net revenue per read growth as the percentage change in consolidated professional same-practice net revenue per read, as compared to the prior year period. We define consolidated professional same-practice net revenue per read as consolidated professional same-practice revenue divided by consolidated professional same-practice volume for the respective period. This metric does not reflect revenue or volume from our outpatient imaging centers.

System-wide Key Operating Metrics:

We refer to numbers and metrics relating to or deriving from our managed physician practices (the source of our professional services revenue) and all of our outpatient imaging centers, including our wholly owned centers and our centers owned by and practices managed through our VIEs, which we consolidate for financial reporting purposes, plus those centers owned by our unconsolidated affiliates, which are not included in our consolidated GAAP total revenue but which we report using the equity method of accounting, collectively, as “system-wide.” Portions of the financial results of our unconsolidated affiliates that are included in our system-wide metrics are unaudited and/or not prepared by our management.

(8)System-wide revenue growth

System-wide revenue is equal to consolidated revenue plus the revenue from our unconsolidated affiliates, which is not included in our consolidated GAAP total revenue but for which we report results using the equity method of accounting. In our consolidated financial statements, only the net income or net loss from our unconsolidated affiliates is reported in the line item equity in earnings of unconsolidated affiliates. Because of this, management supplementally focuses on system-wide revenues as an operating metric, which measures revenues from all of our centers and managed physician practices, including revenues from our unconsolidated affiliates (without adjustment based on our percentage of ownership therein), after eliminating transactions between the consolidated Lumexa Imaging entities and our unconsolidated affiliates. We define system-wide revenue growth as the percentage change in system-wide revenue, as compared to the prior year period.

(9)System-wide outpatient same-center revenue growth

We define system-wide outpatient same-center revenue growth as the percentage change in system-wide outpatient same-center revenue, as compared to the prior year period. We define system-wide outpatient same-center revenue as the total revenue generated by all of our outpatient imaging centers, including outpatient imaging centers which we consolidate for financial reporting purposes under GAAP and those which we report using the equity method of accounting. This metric does not reflect professional services revenue.

(10)System-wide outpatient same-center volume growth

We define system-wide outpatient same-center volume growth as the percentage change in system-wide outpatient same-center volume, as compared to the prior year period. We define system-wide outpatient same-center volume as the total number of scans or comparable services for each of our imaging modalities which were performed in the given period, including outpatient imaging centers which we consolidate for financial reporting purposes under GAAP and those which we report using the equity method of accounting. This metric does not reflect professional services volume.

(11)System-wide outpatient same-center net revenue per scan growth

We define system-wide outpatient same-center net revenue per scan growth as the percentage change in system-wide outpatient same-center net revenue per scan, as compared to the prior year period. We define system-wide outpatient same-center net revenue per scan as system-wide outpatient same-center revenue divided by system-wide outpatient same-center volume for the respective period. This metric does not reflect professional services revenue or volume.

Sources of Revenue

Our revenue is primarily generated by providing diagnostic imaging services and radiology services to patients. Most of the revenue generated from patient services is derived from a diverse mix of payors, including commercial insurance companies with whom we have over 600 contracts, government payors such as Medicare and Medicaid, and private payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class.

Additionally, we earn management fee revenue from managing the centers we do not consolidate for financial reporting purposes under GAAP and from providing administrative and radiology support for third-party hospitals. The management fee for an unconsolidated affiliate is calculated using a contractually defined formula based on the revenue of such center. We are also reimbursed for certain costs of providing management services. The amount recognized for the recovery of pass-through costs is based on the actual costs of contracted providers providing the related services. Our consolidated revenue and expenses do not include the management fees we earn from physician practices because those fees are eliminated in consolidation.

The following table summarizes our consolidated revenue by type and as a percentage of total revenue for the periods presented:

	YEAR ENDED DECEMBER 31,
	2025	2024
Net patient service revenue	74.9%	75.4%
Net patient service revenue, related party	3.5	3.3
Management fee and other revenue	2.0	1.6
Management fee and other revenue, related party	19.6	19.7
Total revenues	100.0%	100.0%

Our consolidated net patient service revenue by payor is summarized in the following table (in thousands):

	YEAR ENDED DECEMBER 31,
Net patient service revenue by Payor	2025	2024
Commercial insurance	$445,706	$408,356
Government—Medicare	179,602	172,633
Government—Medicaid	35,905	32,046
Attorney liens	31,758	27,111
Self-pay	26,131	27,342
Other third-party payors	47,594	48,072
Total net patient service revenue, unrelated party	766,696	715,560
Net patient service revenue, related party	36,011	31,290
Total net patient service revenue	$802,707	$746,850

Non-GAAP Financial Measures

We use non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (i) monitor and evaluate the performance of our business operations and financial performance; (ii) facilitate internal comparisons of the historical operating performance of our business operations; (iii) review and assess the operating performance of our management team; (iv) analyze and evaluate financial and strategic planning decisions regarding future operations and annual operating budgets.

Adjusted EBITDA

Adjusted EBITDA removes non-cash and non-recurring charges that occur in the affected period and provides a basis for measuring our core financial performance against other periods. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted to exclude loss or gain on the disposal of property and equipment, other income or losses, loss on debt extinguishment, gain on sale of outpatient imaging centers and non-cash equity compensation. Adjusted EBITDA includes equity in earnings of unconsolidated affiliates (and adds back our proportional share of depreciation and amortization, interest expense and losses on the disposal of assets at unconsolidated affiliates) and is adjusted for non-cash or non-recurring events that take place during the period that, in our judgement, significantly impact the period-over-period assessment of performance and operating results.

Adjusted EBITDA is a non-GAAP financial measure used as an analytical indicator to assess business performance. Adjusted EBITDA should not be construed as a measure of financial performance, liquidity, or cash flows provided by or (used) in operating, investing, and financing activities, as there may be significant factors or trends that it fails to address. Adjusted EBITDA should not be considered in isolation or as an alternative to net loss, or other financial statement data presented in our consolidated financial statements as an indicator of financial performance. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and this metric, as presented, may not be comparable to other similarly titled measures of other companies. We caution investors that non-GAAP financial information departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our results with the results of other companies.

Adjusted EBITDA Margin

We define Adjusted EBITDA margin as Adjusted EBITDA divided by total consolidated revenue.

We believe that the use of non-GAAP measures such as Adjusted EBITDA and Adjusted EBITDA margin assist investors in understanding our ongoing operating performance by presenting comparable financial results between periods. We believe that, by removing the impact of depreciation and amortization, amounts spent on interest and taxes and certain other non-recurring income and charges that are highly variable from period to period, Adjusted EBITDA provides investors with a performance measure that reflects the impact on operations from changes in revenue and operating expenses, providing a perspective not immediately apparent from net loss. The adjustments we make to derive Adjusted EBITDA exclude items which may cause short-term fluctuations in net loss that we do not consider to be fundamental attributes or primary drivers of our business.

The following table illustrates the reconciliations from net loss under GAAP to Adjusted EBITDA:

	YEAR ENDED DECEMBER 31, 2025	YEAR ENDED DECEMBER 31, 2024
GAAP net loss	$(47,104)	$(94,099)
Depreciation and amortization expense	40,379	42,164
Income tax provision	14,885	14,906
Amortization of basis difference	2,000	2,000
Interest expense	118,539	136,027
Loss on extinguishment of debt	13,453	703
Non-cash stock-based compensation	41,604	56,654
Gain on imaging center sold, related party	-	(2,294)
Loss on disposal of property and equipment	968	—
Other income(1)	(1,873)	—
Severance and executive recruiting(2)	3,523	3,436
Strategic initiatives and implementation(3)	3,459	5,362
Transaction costs(4)	21,325	18,167
Litigation and settlements(5)	(113)	588
Other(6)	942	1,904
Depreciation and amortization–unconsolidated affiliates(7)	15,371	13,772
Interest expense–unconsolidated affiliates(7)	1,958	1,460
Losses on asset disposal or sale—unconsolidated affiliates(7)	992	190
Other adjustments—unconsolidated affiliates(7)	(154)	(101)
Adjusted EBITDA	$230,154	$200,839

(1)
Includes receipt of casualty insurance proceeds related to flood damage at one of our centers.
(2)
Includes severance and recruiting expenses for executive leadership departures as part of strategic organizational changes. These amounts are included in general and administrative expenses in our consolidated statements of operations and comprehensive loss.
(3)
Includes third-party consulting, implementation, and integration expenses incurred as part of our strategic transformation and optimization initiatives, specifically related to the deployment of a new technology system and labor model, as well as the development, customization, and integration of a new enterprise resource planning (ERP) system. For the years ended December 31, 2025 and 2024, $2.5 million and $1.7 million of these costs, respectively, are included in general and administrative expense in our consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, $1.0 million and $3.7 million of these costs, respectively, are included in cost of operations, excluding depreciation and amortization expense in our consolidated statements of operations and comprehensive loss.
(4)
Includes costs for third party non-recurring IPO costs, buy-side and sell-side due diligence activities to evaluate and execute potential mergers and acquisitions, integrate acquired businesses and one-time employee retention bonuses related to potential mergers and acquisitions. For the years ended December 31, 2025 and 2024, $20.7 million and $14.5 million of these costs, respectively, are included in general and administrative expense in our consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, $0.6 million and $3.7 million of these costs, respectively, are included in cost of operations, excluding depreciation and amortization expense in our consolidated statements of operations and comprehensive loss.
(5)
Consists of litigation and settlement costs for matters not related to core operations.
(6)
Consists of other costs related to debt financing, certain de novo start-up costs related to outpatient imaging centers and certain exit costs related to closed outpatient imaging centers. For the years ended

December 31, 2025 and 2024, $0.1 million and $1.3 million of these costs, respectively, are included in general and administrative expense in our consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, $0.8 million and $0.6 million of these costs, respectively are included in costs of operations, excluding depreciation and amortization expense in our consolidated statements of operations and comprehensive loss.
(7)
To adjust for Lumexa Imaging’s proportional share of these expenses, which are included in equity in earnings from unconsolidated affiliates.

Liquidity and Capital Resources

We finance our operations through cash provided by operating activities along with long term debt, including senior secured credit facilities and equipment promissory notes. Our principal uses of cash and cash equivalents in recent periods have been to fund our operations. During the year ended December 31, 2025, we incurred a net loss of $47.1 million and net cash provided by operations was $17.1 million. During the year ended December 31, 2024, we incurred a net loss of $94.1 million and net cash provided by operations was $40.7 million. We expect our existing capital resources, anticipated cash from operations and our borrowing capacity under the Amended Revolving Credit Facility will be sufficient to sustain our operations for the next twelve months and the foreseeable future.

Our principal capital requirements are for the development of de novo centers, the acquisition of new imaging equipment, the implementation of new technology and the acquisition of additional outpatient imaging centers. On a continuing basis, we evaluate various transactions to increase stockholder value and enhance our business results, including acquisitions, divestitures and joint ventures. We expect to fund any future acquisitions primarily with cash flow from operations and debt financing, including borrowings available under the Amended Revolving Credit Facility, or through new equity or debt issuances. The incurrence of debt financing would result in additional debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.

We and our subsidiaries or affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	YEAR ENDED DECEMBER 31,
	2025	2024
Net cash provided by operating activities	$17,074	$40,727
Net cash used in investing activities	$(20,957)	$(22,283)
Net cash provided by (used in) financing activities	$36,580	$(12,499)

Operating Activities

During the year ended December 31, 2025, our operating activities provided $17.1 million of net cash as compared to net cash provided by operating activities of $40.7 million during the year ended December 31, 2024. The decrease in net cash provided by operating activities of $23.7 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily driven by paying $11.2 million of transaction related costs in 2025 that were accrued in prior years and $14.6 million of reduction due to timing differences with respect to distributions from investments in unconsolidated affiliates, partially offset by a $15.8 million decrease in interest payments due to lower interest rates in 2025 as compared to 2024. The interest payment reduction was also impacted by the paydown and refinancing of our Existing Term Loan (defined below) in December 2025. We anticipate that the paydown and refinancing of the Existing Term Loan will benefit operating cash flows in 2026, given that our term loan borrowings were reduced from $1.2 billion under the Existing Term Loan at September 30, 2025 to $825.0 million under the Refinancing Term Loan (defined below) at December 31, 2025 and our interest rate decreased from SOFR plus 4.75% per annum under the Existing Term Loan to SOFR plus 3.00% per annum under the Refinancing Term Loan.

During the years ended December 31, 2025 and 2024, our operating cash flows were also reduced by $28.3 million and $27.0 million, respectively, primarily due to transaction costs, severance and executive recruiting, and strategic initiatives and implementation costs. We expect that some of these activities, including our ERP and other IT implementations, as well as executive recruiting, will continue through part of 2026.

Investing Activities

During the years ended December 31, 2025 and 2024, our investing activities used $21.0 million and $22.3 million of net cash, respectively. The cash used in investing activities was predominantly attributable to purchases of property and equipment in the amounts of $23.5 million and $27.8 million during the years ended December 31, 2025 and 2024, respectively. We also finance acquisitions of equipment using finance lease arrangements as described below in Noncash Equipment Purchases. During the year ended December 31, 2024, we received cash proceeds totaling $5.1 million related to the sale of six outpatient imaging centers in Houston, Texas and related property and equipment and our contribution during the year ended December 31, 2024 of a formerly consolidated outpatient imaging center in New Jersey to a health system joint venture.

Noncash Equipment Purchases

We seek to optimize our use of cash to advance our growth strategy while also reducing the size of our debt relative to our Adjusted EBITDA. As part of this strategy, we make cash purchases for equipment, which for our wholly owned centers are classified within investing activities, as described above. We also acquire equipment under finance lease arrangements. Assets acquired by our wholly owned centers under finance lease arrangements, which do not involve an up-front cash outlay, totaled $30.5 million and $11.2 million during the years ended December 31, 2025 and 2024, respectively. Purchases of property and equipment in accounts payable and accrued expenses was $8.1 million and $2.5 million for the years ended December 31, 2025 and 2024.

Cash From Unconsolidated Affiliates

The centers we operate in partnership with health systems, which we often call JV centers, are accounted for as unconsolidated affiliates, due to our minority ownership position in them. These centers generally distribute cash quarterly, and our pro rata share of these distributions was $64.9 million and $79.5 million during the years ended December 31, 2025 and 2024, respectively. Distributions from the joint ventures received by us are made from the actual cash flow of the joint ventures after their cash capital expenditures, equipment lease payments, net working capital changes and interest expense, if any. These distributions are included in our consolidated statements of cash flows from operating activities as one line item: “Distributions from investments in unconsolidated affiliates.”

Our earnings from JVs are also shown in one line on our consolidated statements of operations and comprehensive loss: “Equity in earnings of unconsolidated affiliates.” These earnings were $72.1 million and $71.5 million for the years ended December 31, 2025 and 2024, respectively. While the timing of our distributions from our JV centers can vary based on capital and other planning of JV level cash needs, and there were timing differences in 2024 and 2025, the total distributions from investments in unconsolidated affiliates that we received during these two years, together, were approximately $0.8 million higher than our equity in earnings from unconsolidated affiliates as shown in the table below (in thousands):

	YEAR ENDED DECEMBER 31,		Two-Year
	2025	2024	Total
Equity in earnings of unconsolidated affiliates	$72,135	$71,505	$143,640
Distributions from investments in unconsolidated affiliates	64,885	79,531	144,416

As with our wholly owned centers, our JV centers add equipment and fund de novo centers through a combination of cash purchases and finance lease arrangements, which do not involve an up-front cash outlay. Equipment purchases under both methods totaled $50.7 million for our JV centers during 2025, of which our pro rata ownership share was $23.4 million. Together with the $62.1 million of capital additions in our wholly owned centers, which as described above, consisted of a combination of cash pay and leased asset purchases, approximately $112.8 million of capital asset additions were made during 2025 in the centers we operate. Approximately one-third of those expenditures were to fund equipment purchases for the nine de novo centers we opened during the year with the other two-thirds used for a combination of growth, maintenance and IT projects.

Financing Activities

During the years ended December 31, 2025 and 2024, our financing activities provided $36.6 million of net cash and used $12.5 million of net cash, respectively. The primary source of cash provided by financing activities was driven by the issuance of 25,000,000 shares of our common stock sold in our IPO for the net proceeds of approximately $427 million, after deducting underwriting discounts and commissions and offering costs, offset by a $376.2 million net repayment of debt related to our Existing Senior Secured Credit Facility (defined below).

Long Term Debt

On December 15, 2020, Lumexa Imaging, Inc. and Lumexa Imaging Outpatient, Inc. entered into a senior secured credit agreement (as amended from time to time prior to the date of the Credit Agreement, the “Existing Credit Agreement”) with Barclays Bank PLC, as administrative agent, collateral agent, an issuing bank and swing line lender, and the other lenders party thereto, providing for a secured term loan facility (the “Existing Term Loan”) and a secured revolving line of credit (the “Existing Revolving Credit Facility” and, together with the Existing Term Loan, the “Existing Senior Secured Credit Facility”). The Existing Term Loan had an aggregate principal remaining balance of $1.2 billion at December 31, 2024.

In December 2025, Lumexa Imaging, Inc. and Lumexa Imaging Outpatient, Inc. entered into Amendment No. 5 to the Existing Senior Secured Credit Facility with Barclays Bank PLC, as administrative agent and collateral agent, and the other lenders party thereto. Our “Amended Credit Agreement“ provides for (i) a secured term loan facility of $825 million (the “Refinancing Term Loan”) and (ii) a secured revolving line of credit of $250 million (the “Amended Revolving Credit Facility” and, together with the Refinancing Term Loan, the “Refinancing Senior Secured Credit Facility”). The Refinancing Senior Secured Credit Facility bears interest at a rate per annum equal to SOFR plus 3.0%. The Refinancing Term Loan is to mature in December 2032. The Amended Revolving Credit Facility matures in December 2030. At December 31, 2025, $825.0 million was outstanding on the Refinancing Term Loan. No amounts were outstanding under the Amended Revolving Credit Facility at December 31, 2025.

We have also financed the acquisition of certain medical equipment and leasehold improvements under promissory notes which are collateralized by property and equipment, which mature at various times through 2031.

For more information on our long-term debt, see Note 10 in the notes accompanying our consolidated financial statements included this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with health systems, we do not own controlling interests (and are also not the primary beneficiary) in a number of our outpatient imaging centers. At December 31, 2025, we accounted for 86 of our 188 outpatient imaging centers under the equity method of accounting. At December 31, 2024, we accounted for 83 of our 181 outpatient imaging centers under the equity method of accounting. Similar to our consolidated outpatient imaging centers, our unconsolidated imaging centers have debts, including finance lease obligations, that are generally non-recourse to us. The debts of our unconsolidated outpatient imaging centers are not included in our consolidated financial statements. At December 31, 2025 and 2024, the total debt on the balance sheets of our unconsolidated affiliates was approximately $69.1 million and $61.8 million, respectively.

Critical Accounting Policies and Estimates

The SEC defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in more detail in Note 2 in the notes accompanying our consolidated financial statements included in this Annual Report on Form 10-K, including those that do not require management to make difficult, subjective or complex judgments or estimates. Certain of these critical areas involving management’s judgments and estimates are described below.

Variable Interest Entities—GAAP requires an entity to consolidate a VIE if the entity is determined to be the primary beneficiary of the VIE. Under the VIE model, the primary beneficiary is the party that meets both the following criteria: it has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses, or the right to receive benefits, from the VIE that could potentially be significant to the VIE. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis. As the primary beneficiary, the VIE’s assets, liabilities and results of operations are included in our consolidated financial statements. The creditors of the VIEs do not have recourse to our general credit, however, we may need to provide financial support to cover any operating expenses in excess of operating revenues in the VIEs.

As a result of the administrative service fees owed by each of the VIEs to Lumexa Imaging, the cash flows to be generated by each of the VIEs are expected to flow through solely to Lumexa Imaging, because the cash flows of each of the VIEs have historically been insufficient to pay the entire amount of the administrative service fees due from each of the VIEs to Lumexa Imaging. In addition, in the event of a termination of any of the agreements governing payment of the administrative service fees due from a VIE to Lumexa Imaging, the deferred portion of such administrative service fees would become due.

Management considered whether there would be a non-controlling interest related to the consolidation of any of its VIEs and concluded there was not because: (1) the total equity investment of non-controlling interest holders in each of the VIEs is insufficient to permit that VIE to finance its activities without additional financial support from Lumexa Imaging; (2) Lumexa Imaging has determined that it has the obligation to absorb the losses of each of the VIEs via deferral of its administrative service fees and has, since the formation of each of the VIEs, absorbed such losses; and (3) none of the VIEs have generated any residual profits after paying the administrative service fees due to Lumexa Imaging since their formation.

Significant judgment is exercised to determine whether an entity is the primary beneficiary of a VIE and whether any non-controlling interest should be allocated with respect to a VIE. We continually monitor our interests in legal entities for changes in the design or activities of an entity and changes in our interests, including our status as the primary beneficiary and the status of other equity holders as not being allocated a non-controlling interest to determine if the changes require us to revise our previous conclusions. Changes in the design or nature of the activities of a VIE, or our involvement with a VIE, may require us to reconsider our conclusions on the entity’s status as a VIE, our status as the primary beneficiary and/or the status of other equity holders as not being allocated a non-controlling interest. Such reconsideration may require significant judgment and understanding of the organization. This could result in the deconsolidation or consolidation of the affected VIE, or the allocation of a non-controlling interest to a VIE’s equity holders, which could have a significant impact on our financial statements.

Net Patient Service Revenue—Our revenues are generated by providing diagnostic imaging services (i.e., scans) and radiologist interpretation services (i.e., reads) to patients within outpatient imaging centers. We also earn professional services revenue where revenue is earned by providing radiologist interpretation services to patients at hospitals or other sites of care. Revenue is recognized as of the read date. The contractual relationships with patients (i.e., the customers), in most cases, also involve a third-party payor. Third-party payors include entities such as Medicare, Medicaid, managed care health plans and commercial insurance companies. The fees for the services provided are dependent upon the terms provided by Medicare and Medicaid, or negotiated with managed care health plans and commercial insurance companies.

The payment arrangements with third-party payors for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic imaging service and radiologist interpretation service. There are significant estimates associated with the amount of net patient service revenue that we recognize in a given reporting period. Payment rates are often subject to uncertainties related to wide variations in the coverage terms of the third-party payors from which we receive payments. Our management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals. As such, revenue is recognized based on our estimate of the implicit price concessions (i.e., expected cash collections from patients and third-party payors) for each service offering rendered. We determine our estimate of implicit price concessions based on historical collection experience with classes of patients, changes in contractual rates, past adjustments, current contract and reimbursement terms, changes in payor mix, an aging of accounts receivable, and other relevant information, using a portfolio approach as a practical expedient. Changes to the assumptions used in the development of these estimates could have resulted in materially different reported net patient service revenue.

Accounts Receivable—Our accounts receivable represent charges to patients, third-party insurance payors, government-sponsored payors, and other payors for which payment has not been received. One of our payor classes, attorney liens, represents patient accounts receivable related to ongoing litigation between third parties, in which we have been contracted to provide imaging services. We are not directly involved in the ongoing litigation. Payment is not made until litigation is completed, which can exceed 36 months. Other third-party payors include government plans (excluding Medicare and Medicaid), workers’ compensation, and contract plans.

We continuously monitor collections from our payors based upon specific payor collection issues that we have identified and our historical experience. Our collection policies and procedures are based on the type of payor, size of claim and estimated collection percentage for each modality. The accounts receivable at each of our operating companies are analyzed to ensure the proper collection and aged category.

Medical Malpractice Accrual Liability—In the ordinary course of business, professional liability claims have been asserted against us by various claimants. These claims are in various stages of processing or, in certain instances, are in litigation. In addition, there are known incidents, and there also may be unknown incidents, which may result in the assertion of additional claims. We have accrued our best estimate of both asserted and unasserted claims based on actuarially determined amounts. These estimates are subject to the effects of trends in loss severity and frequency, and ultimate settlement of professional liability claims may vary significantly from estimated amounts.

Medical Malpractice Insurance Recoverable—We maintain professional liability insurance policies with third-party insurers on a claims-made basis. We maintain coverage for medical providers, as well as entity-level coverage equal to the individual limits. Our internal policies and culture of open reporting by medical providers is an integral component of our risk management protocol, which aids us in minimizing claims and potential losses. Our management regularly reviews our claims and loss history and secures coverage commensurate with that history and anticipated future economic and legal factors. We estimate recoverable amounts based on claims data and insurance policy terms and have recorded amounts receivable from our insurers.

Goodwill—Goodwill is assessed for impairment annually on October 1, or when specific circumstances may be present, between annual tests. In performing these assessments, we may first assess goodwill for impairment qualitatively as determined appropriate at the reporting unit level. If goodwill is more likely than not impaired, we are required to perform a quantitative assessment. When performing quantitative goodwill impairment assessments, we estimate fair value using either appraisals developed with the assistance of an independent third-party valuation firm, which consider both discounted cash flow estimates for the reporting units and observed market multiples for similar businesses, or recent good-faith offer prices received for the reporting units that would be acceptable to us. Our estimate of fair value relies on significant assumptions, including but not limited to discount rates, earnings market multiples, and forecasted cash flows of the reporting unit. An impairment charge is recognized when and to the extent a reporting unit’s carrying amount is determined to exceed its fair value. While management believes the assumptions, estimates, appraisal methods represent the best evidence of fair value in the circumstances, modification or use of other assumptions or methods could have yielded different results.

As described above, when there are no indicators to suggest that goodwill is more likely than not impaired, we perform a qualitative goodwill impairment assessment. Based on our latest quantitative goodwill impairment assessment conducted as of October 1, 2025, each of the reporting units had estimated fair values that exceeded their respective carrying values by a substantial margin. Management does not believe any reporting unit is at risk of failing step one of the impairment test pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other as of its most recent goodwill impairment assessment.

Investments in Unconsolidated Affiliates—Investments in unconsolidated affiliates in which we have the ability to exert significant influence but less than a controlling interest are accounted for using the equity method of accounting. Investments in unconsolidated affiliates are initially recorded at cost, unless there is a deconsolidation where the investments are a result of us no longer having control of a previously controlled entity but still retaining a non-controlling interest. Under the equity method of accounting, our proportionate share of an investee’s net assets is reflected on our consolidated balance sheets and proportionate share of earnings and losses are reflected on our consolidated statements of operations and comprehensive loss. Our analysis of the appropriate accounting for our ownership interests in unconsolidated affiliates may require judgment regarding the level of control, significant influence or lack thereof we have over each affiliate. If, based on changes in facts and circumstances, we were to update our conclusion that we have significant influence or a controlling interest, this could result in a change from the application of the equity method of accounting, the impact of such change could significantly impact our consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 in the notes accompanying our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk—We generate all of our revenue and incur all of our expenses in United States dollars. As a result, our financial results are not affected by changes in foreign currency exchange rates.

Interest Rate Sensitivity—We pay interest on various types of debt instruments. The related debt agreements entail either fixed or variable interest rates. Instruments which have fixed rates are mainly leases, equipment promissory notes and leasehold improvements. Variable rate interest obligations relate primarily to amounts borrowed under our senior secured credit facilities. Accordingly, our interest expense and consequently, our earnings, are affected by changes in short-term interest rates.

We entered into two forward interest rate cap agreements with a notional amount of $1.2 billion (together, the “interest rate cap agreements”) to mitigate interest rate risk on SOFR variable interest rate changes on the Existing Term Loan. These agreements matured on March 31, 2025, and the SOFR variable interest rate was capped at 5.125% thereunder. The fair value of the interest rate cap agreements was estimated by utilizing the income approach and commonly accepted valuation techniques. These valuation techniques used inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing.

A hypothetical 1% increase in the adjusted SOFR rates under the Refinancing Term Loan would result in an increase of approximately $8.3 million in annual interest expense and a corresponding decrease in income before taxes.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lumexa Imaging Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lumexa Imaging Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 30, 2026

We have served as the Company’s auditor since 2018.

LUMEXA IMAGING holdings, inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

(in thousands, except for common shares)

	2025	2024
ASSETS
Cash and cash equivalents	$58,828	$26,131
Accounts receivable	112,942	107,046
Accounts receivable, related party	18,893	23,308
Other receivables	19,015	5,644
Prepaid expenses	17,582	10,391
Total current assets	227,260	172,520
Property and equipment, net of accumulated depreciation	144,709	121,133
Operating lease right-of-use assets	76,555	80,792
Investments in unconsolidated affiliates	423,191	415,819
Intangible assets, net of accumulated amortization	41,335	47,788
Goodwill	807,554	807,554
Other assets	43,953	24,958
TOTAL ASSETS(1)	$1,764,557	$1,670,564
LIABILITIES AND EQUITY
Accounts payable	$44,857	$29,889
Accrued expenses and other current liabilities	95,561	108,454
Accounts receivable pledging arrangement	1,599	—
Current portion of long-term debt	13,112	16,001
Current portion of finance lease liabilities	11,552	5,509
Current portion of operating lease liabilities	12,513	13,807
Total current liabilities	179,194	173,660
Long-term debt, less current maturities	819,029	1,185,080
Long-term finance lease liabilities, less current maturities	33,262	16,120
Long-term operating lease liabilities, less current maturities	71,437	72,746
Deferred income taxes	40,772	32,696
Other liabilities	34,740	28,608
Total liabilities(1)	1,178,434	1,508,910
COMMITMENTS AND CONTINGENCIES (Note 15)
EQUITY (2):
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 96,109,927 shares issued and outstanding at December 31, 2025 and 69,523,830 shares issued and outstanding at December 31, 2024	96	70
Additional paid-in-capital	1,217,087	745,540
Accumulated deficit	(631,060)	(583,956)
Total equity	586,123	161,654
TOTAL LIABILITIES AND EQUITY	$1,764,557	$1,670,564

(1)
The Company’s consolidated balance sheets include assets of consolidated variable interest entities(“VIEs”), that can only be used to settle obligations and liabilities of the VIE and for which creditors do not have recourse to the primary beneficiary (Lumexa Imaging Holdings, Inc.). As of December 31, 2025 and 2024, total assets of consolidated VIEs consisted of accounts receivable of $49,560 and $47,175, respectively; accounts receivable, related party of $5,811 and $5,078, respectively; prepaid expenses of $1,502 and $1,103, respectively; other receivables of $4,463 and $4,621, respectively; property and equipment, net of accumulated depreciation of $17,669 and $10,600, respectively; operating lease right-of-use assets of $9,541 and $8,021, respectively; goodwill of $101,802 and $101,802, respectively; investments in unconsolidated affiliates of $54,087 and $53,350, respectively; and other assets of $21,554 and $17,872, respectively. As of December 31, 2025 and 2024, total liabilities of consolidated VIEs consisted of accounts payable of $373 and $369, respectively; accrued expenses and other current liabilities of $18,150 and $20,895, respectively; current portion of operating leases of $1,647 and $2,917, respectively; other liabilities of $25,724 and $23,162, respectively; and long-term operating lease liabilities, less current maturities of $8,492 and $5,598, respectively. See Note 17 “Variable Interest Entities” for further discussion.

(2)
Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of Lumexa Imaging Holdings, Inc. as a result of the Equity Reorganization. See Note 1 -“Nature of Operations and Basis of Presentation” and Note 3 - “Loss per Share.”

The accompanying notes are an integral part of these consolidated financial statements.

LUMEXA IMAGING holdings, inc

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2025, 2024 and 2023

(in thousands, except for share and per share data)

	2025	2024	2023
REVENUES:
Net patient service revenue	$766,696	$715,560	$747,738
Net patient service revenue, related party	36,011	31,290	19,653
Management fee and other revenue	19,622	14,951	4,526
Management fee and other revenue, related party	200,752	187,068	164,008
Total revenues	1,023,081	948,869	935,925
OPERATING EXPENSES:
Cost of operations, excluding depreciation and amortization	865,516	852,606	836,958
General and administrative expenses	90,453	70,361	55,165
Depreciation and amortization	40,379	42,164	56,630
Goodwill impairment charge	—	—	18,969
Loss on disposal of property and equipment	968	—	1,285
Total operating expenses	997,316	965,131	969,007
Equity in earnings of unconsolidated affiliates	72,135	71,505	55,527
INCOME FROM OPERATIONS	97,900	55,243	22,445
OTHER INCOME AND EXPENSES:
Interest expense	118,539	136,027	141,694
Loss on extinguishment of debt	13,453	703	—
Other income	(1,873)	—	—
Gain on imaging center sold, related party	—	(2,294)	—
Total other expenses	130,119	134,436	141,694
LOSS BEFORE INCOME TAXES	(32,219)	(79,193)	(119,249)
Income tax provision	14,885	14,906	2,978
NET LOSS AND COMPREHENSIVE LOSS	$(47,104)	$(94,099)	$(122,227)
NET LOSS PER SHARE:
Weighted average shares outstanding—Basic and diluted	70,978,092	69,469,401	69,412,457
Basic and diluted loss per share	$(0.66)	$(1.35)	$(1.76)

The accompanying notes are an integral part of these consolidated financial statements.

LUMEXA IMAGIng holdings, inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2025, 2024 and 2023

(in thousands, except common shares)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	paid-in-capital	Deficit	Equity
Balance at December 31, 2022	69,377,838	$70	$630,780	$(367,630)	$263,220
Capital contributions	112,360	—	2,255	—	2,255
Repurchase of incentive units	—	—	(118)	—	(118)
Stock-based compensation	—	—	55,296	—	55,296
Net loss	—	—		(122,227)	(122,227)
Balance at December 31, 2023	69,490,198	70	688,213	(489,857)	198,426
Capital contributions	33,632	—	673	—	673
Stock-based compensation	—	—	56,654	—	56,654
Net loss	—	—	—	(94,099)	(94,099)
Balance at December 31, 2024	69,523,830	70	745,540	(583,956)	161,654
Capital contributions	41,605	—	835	—	835
Vesting of restricted stock units	13,513	—	250	—	250
Issuance of restricted stock awards	95,061	—	—	—	—
Conversion of retention bonus into restricted stock units	—	—	2,161		2,161
Stock-based compensation	—	—	38,779	—	38,779
Common stock converted from historical profits interest units	1,435,918	1	2,574	—	2,575
Shares issued and issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and other offering costs	25,000,000	25	426,948	—	426,973
Net loss	—	—	—	(47,104)	(47,104)
Balance at December 31, 2025	96,109,927	$96	$1,217,087	$(631,060)	$586,123

The accompanying notes are an integral part of these consolidated financial statements.

LUMEXA IMAGING holdings, inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024 and 2023

(in thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,104)	$(94,099)	$(122,227)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	40,379	42,164	56,630
Amortization of operating lease right-of-use assets	15,010	14,961	15,436
Amortization of debt issuance costs	5,739	6,185	6,312
Amortization of cloud computing implementation costs	439	—	—
Write-off of debt issuance costs due to extinguishment of debt	5,435	703	—
Equity in earnings of unconsolidated affiliates	(72,135)	(71,505)	(55,527)
Distributions from investments in unconsolidated affiliates	64,885	79,531	59,881
Loss on disposal of property and equipment	968	—	1,285
Gain on insurance recovery for disposed property and equipment	(1,873)	—	—
Gain on imaging center sold, related party	—	(2,294)	—
Non-cash change in fair value of interest rate caps	—	1,274	4,984
Deferred income taxes	8,076	9,753	611
Stock-based compensation	41,604	56,654	55,296
Goodwill impairment charge	—	—	18,969
Changes in operating assets and liabilities:
Accounts receivable	(5,896)	2,354	(14,848)
Accounts receivable, related party	4,554	(8,584)	2,266
Capitalized cloud computing implementation costs	(5,940)	—	—
Other receivables	(12,669)	907	(2,715)
Prepaid expenses	(6,277)	(911)	917
Other assets	(7,361)	(5,952)	(11,441)
Accounts payable	14,415	2,948	4,759
Accrued expenses and other current liabilities	(17,932)	12,078	22,881
Other liabilities	6,133	7,109	8,471
Operating lease liabilities	(13,376)	(12,549)	(14,426)
Net cash provided by operating activities	17,074	40,727	37,514
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale or disposal of property and equipment	2,643	361	—
Purchases of property and equipment	(23,477)	(27,773)	(24,007)
Cash paid for acquisition	—	—	(3,200)
Proceeds from sale of businesses	—	3,744	—
Proceeds from sale of business, related party	—	1,385	—
Contributions to investments in unconsolidated affiliates	(123)	—	(2,450)
Net cash used in investing activities	(20,957)	(22,283)	(29,657)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	434,750	—	—
Transaction costs incurred in connection with initial public offering	(7,777)	—	—
Payment of third-party debt issuance costs	(9,304)	(506)	—
Proceeds from long-term debt, net of issuance costs	827,848	10,608	8,934
Payments of long-term debt	(1,204,056)	(11,845)	(15,111)
Proceeds from revolving line of credit	5,000	30,000	15,000
Repayments of revolving line of credit	(5,000)	(30,000)	(15,000)
Payments of finance lease liabilities	(7,315)	(11,429)	(4,729)
Capital contributions	835	673	2,255
Proceeds from accounts receivable pledging arrangement	1,599	—	—
Payments for repurchase of incentive units	—	—	(118)
Net cash provided by (used in) financing activities	36,580	(12,499)	(8,769)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,697	5,945	(912)
CASH AND CASH EQUIVALENTS, beginning of year	26,131	20,186	21,098
CASH AND CASH EQUIVALENTS, end of year	$58,828	$26,131	$20,186

The accompanying notes are an integral part of these consolidated financial statements.

LUMEXA IMAGING holdings, inc

Notes to Consolidated Financial Statements

1. Organization and Nature of Business

Lumexa Imaging Holdings, Inc., a Delaware corporation, (the “Company”) was incorporated on November 14, 2025. On December 10, 2025, Lumexa Imaging Equity Holdco, LLC (formerly US Radiology Specialists Holdings LLC) (“Holdings LLC”) contributed 100% of its equity in its wholly owned consolidated operating entities to the Company in exchange for 68,856,706 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at the time of the pricing of the Company’s initial public offering (“IPO”), and the Company agreed to issue certain additional shares of Common Stock in the future in respect of certain Holdings LLC Incentive Units that remained outstanding after the IPO (such contribution, the “Equity Reorganization”). The number of shares received by Holdings LLC in the Equity Reorganization was calculated based on a distribution ratio of 1 share of Common Stock per 9 units of Holdings LLC. The Equity Reorganization was accounted for as a common control transaction as it did not result in a change of control over the Company's operating entities. The consolidated historical financial statements prior to the IPO are those of Holdings LLC and its consolidated subsidiaries after giving effect to the Equity Reorganization.

On December 12, 2025, the Company completed the IPO of 25,000,000 shares of Common Stock at a price to the public of $18.50 per share. The gross proceeds of the IPO were $462.5 million, before underwriting discounts of $27.8 million and offering costs of $7.8 million. $406.4 million of the net proceeds were used to pay down a portion of the Company's outstanding borrowings.

The Company, together with its subsidiaries, is a network of diagnostic outpatient imaging centers in the United States, many of which are operated directly or indirectly through investments in unconsolidated affiliates with hospital partners. The investments in unconsolidated affiliates are accounted for using the equity method of accounting. The Company also has relationships with physician-owned radiology practices, which provide professional services to the Company and third-party hospitals. The Company has operations in 13 states.

The Company operates its business through two wholly owned subsidiaries: Lumexa Imaging, Inc. (formerly US Radiology Specialists, Inc., (“LII”)) and Lumexa Imaging Outpatient, Inc. (formerly US Outpatient Imaging Specialists, Inc., (“LIOI”)). The consolidated financial statements include the accounts of Lumexa Imaging Holdings, Inc., its wholly owned subsidiaries and entities in which the Company has a controlling financial interest, also known as a variable interest entity (“VIE”). Generally accepted accounting principles in the United States of America (“GAAP”) require variable interest entities to be consolidated if an entity’s interest in the VIE is a controlling financial interest. See further discussion of VIEs in Note 2 “Summary of Significant Accounting Policies.”

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and controlled affiliates that are considered to be VIEs for which the Company is the primary beneficiary. See “Variable Interest Entities” below for further discussion of the Company’s VIEs. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method of accounting.

All significant intercompany accounts and transactions with consolidated entities have been eliminated in consolidation. The Company does not have any components of other comprehensive income within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

The Company presents equity in earnings from investments in unconsolidated affiliates as a component of operating income since the activities of the investees are closely aligned with the operations of the Company.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant assumptions and estimates underlying these consolidated financial statements and accompanying notes involve calculation of the Company’s provision for price concessions reducing revenue, allowances on accounts receivable, the fair value of assets and liabilities acquired in business combinations, the fair value of common units issued in business combinations, useful lives of property and equipment, long-lived asset and goodwill impairment analyses, valuation allowance on deferred tax assets, and the fair value of equity incentive units. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. Although the Company believes its assumptions are reasonable, actual results could differ from those estimates.

Variable Interest Entities

US GAAP requires an entity to consolidate a VIE if the entity is determined to be the primary beneficiary of the VIE. Under the VIE model, the primary beneficiary is the party that meets both the following criteria: it has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses, or the right to receive benefits, from the VIE that could potentially be significant to the VIE. The Company determines whether the Company is the primary beneficiary of a VIE through a qualitative analysis. As the primary beneficiary, the VIE’s assets, liabilities and results of operations are included in the Company’s consolidated financial statements (see Note 17 “Variable Interest Entities”). The creditors of the VIEs do not have recourse to the Company’s general credit, however, the Company may need to provide financial support to cover any operating expenses in excess of operating revenues in the VIEs. The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status, if any, are applied prospectively.

The consolidated financial statements include VIEs in which the Company is the primary beneficiary. Those VIEs include Charlotte Radiology, P.A. (“CRAD”), Connexia, LLC (“Connexia”), South Jersey Radiology Associates, P.A. (“South Jersey”), Radiology Associates of Burlington County, P.A. (“RABC”), Larchmont Imaging Associates, L.L.C. (“LIA”), Upstate Carolina Radiology, P.A. (“UCR”), and Windsong Radiology Group, P.C. (“Windsong”) (collectively, the “VIE Physician Practices”). Additionally, one of the Company’s wholly owned subsidiaries, American Health Imaging, Inc. (“AHI”), provides management and administrative services to five unaffiliated physician-owned imaging centers which use the AHI name (“Franchise Centers”). The Franchise Centers are also considered VIEs that the Company consolidates. Transactions with VIEs are eliminated in consolidation.

Revenues

Net Patient Service Revenue

The Company’s revenues are generated by providing diagnostic imaging services (i.e. scans) and physician interpretation services (i.e. reads) to patients within outpatient imaging centers. The Company also earns professional services revenue where revenue is earned by providing physician interpretation services to patients at hospitals or other sites of care. The contractual relationships with patients (i.e., the customers), in most cases, also involve a third-party payor. Third-party payors include entities such as Medicare, Medicaid, managed care health plans and commercial insurance companies. The fees for the services provided are dependent upon the terms provided by Medicare and Medicaid, or negotiated with managed care health plans and commercial insurance companies.

The payment arrangements with third-party payors for the services the Company provides to the related patients typically specify payments at amounts less than the Company’s standard charges and generally provide for payments based upon predetermined rates per diagnostic imaging service and physician interpretation service. The payment terms indicate that payment is due upon receipt and there is no significant financing component associated with the services provided. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

renegotiations and renewals. As such, revenue is recognized based on the Company’s estimate of the implicit price concessions (i.e. expected cash collections from patients and third-party payors) for each service offering rendered. The Company determines its estimate of implicit price concessions based on historical collection experience with classes of patients using a portfolio approach as a practical expedient. Performance obligations for net patient services revenue are recognized at the read date. This point in time is considered to be representative of the timing in which the respective performance obligations are satisfied. The Company has no obligation to provide further patient service, and because the Company primarily performs outpatient procedures, performance obligations are generally satisfied same day and revenue is recognized on the date of service.

The Company evaluates amounts collected in relation to billed charges and records estimated price concessions to account for the anticipated differences between billed amounts and amounts ultimately collected. Estimates of price concessions are reported in the period during which the services are provided even though the actual amounts may become known at a later date.

Accordingly, net patient service revenue is presented net of an estimated provision for price concessions. The Company estimates the allowance for price concessions based upon historical collections experience in relation to the amounts billed, changes in contractual rates, past adjustments, current contract and reimbursement terms, changes in payor mix, an aging of accounts receivable, and other relevant information.

The following table disaggregates net patient service revenue by major third-party payor source for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Commercial insurance	58%	57%	58%
Government—Medicare	24	24	23
Government—Medicaid	5	4	4
Attorney liens	4	4	4
Self-pay	3	4	4
Other third-party payors	6	7	7
	100%	100%	100%

Management Fee and Other Revenue, Related Party

The Company has contracts with certain unconsolidated affiliates and other related parties to provide management and administrative services on a monthly basis. These management and administrative services include, but are not limited to, contract negotiation, claims processing, utilization review, operations management, information technology, human resources, risk management, legal, compliance, budgeting and finance, accounting, staffing, and marketing services.

Additionally, the Company provides management and administrative services to its consolidated VIEs, including CRAD, South Jersey, RABC, LIA, UCR, Windsong and Connexia, directly or through various wholly owned management service organization (“MSO”) subsidiaries. The MSOs provide management and administrative services including, but not limited to, contract negotiation, claims processing, utilization review, operations management, information technology, human resources, risk management, legal, compliance, budgeting and finance, accounting, and marketing services. These services are provided through administrative services agreements (“ASAs”), which have term lengths that are between 20 and 30 years long.

Pursuant to the ASAs, the Company receives fees from the VIEs, unconsolidated affiliates, and other related parties for the services performed. The Company has exclusive responsibility for the provision of all nonmedical services required for the day-to-day operation and management of the physician practices and outpatient imaging centers, which are subject to these ASAs. These fees charged to consolidated physician practices and outpatient imaging centers are eliminated in consolidation.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

AHI provides management and administrative services to the Franchise Centers pursuant to the associated franchise agreements. The franchise agreements have a term length of 20 years. The services include, but are not limited to, contract negotiation, claims processing, utilization review, operations management, information technology, human resources, risk management, legal, compliance, budgeting and finance, accounting, and marketing services. The Company, via AHI, receives royalty, billing, and management fees from the Franchise Centers for the use of the AHI name and the services performed. The Company has exclusive responsibility for the provision of all nonmedical services required for the day-to-day operation and management of the Franchise Centers. The fees received from the Franchise Centers are eliminated in consolidation.

These management agreements also provide for the recovery of clinical and management support costs that these entities incur based on their utilization of the Company’s clinical staff in their operations and actual costs incurred by the Company in delivering the management services (collectively referred to as “pass-through costs”).

The Company charges for the management and administrative services rendered based on a defined formula outlined in the contracts based on the net revenues of the related party. The amount recognized for the recovery of pass-through costs is based on the actual costs of leased employees providing the services. Both the charges for management and administrative services and the amounts recognized for the recovery of pass-through costs are considered variable consideration. There is no fixed consideration with respect to these arrangements. This revenue is reported within management fee and other revenue, related party.

The Company recognizes management fee revenue on a monthly basis as the performance obligations are satisfied over time (i.e., monthly revenues are recorded for the month to which the services relate), and any unpaid amounts are reflected in accounts receivable, related party in the consolidated balance sheets. The performance obligation with respect to management fee revenue is treated as a series of distinct services provided over the related contracts’ terms, because each month of services performed is substantially the same and has the same pattern of transfer to the customer. The remaining variable consideration at the end of each reporting period is allocated entirely to that single performance obligation. See Note 19 “Related Party Transactions” for further information regarding the Company’s related party transactions.

Management Fee and Other Revenue

Management fee and other revenue primarily consists of management and administrative services performed for third-party hospitals. This revenue is recognized as the performance obligations are satisfied over time and any unpaid amounts are reflected in accounts receivable in the consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash on hand in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000.

Accounts Receivable

Accounts receivable represent charges to patients, third-party insurance payors, government-sponsored payors, and other payors for which payment has not been received. The Company continuously monitors collections from payors based upon specific payor collection issues that it has identified and historical experience. While changes in estimated reimbursement from third-party payors remain a possibility, the Company expects that any such changes would be minimal and, therefore, would not have a material effect on its financial condition or results of operations.

The Company’s collection policies and procedures are based on the type of payor, size of claim, and estimated collection percentage for each modality. The Company analyzes accounts receivable at each of its operating entities to ensure the proper collection and aged category. Collection efforts include direct contact with third-party payors or patients, written correspondence, and the use of legal or collection agency assistance, as required.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

The Company’s percentage of accounts receivable by payor class at December 31, 2025 and 2024, was as follows:

	2025	2024
Commercial insurance	42%	43%
Attorney liens	36	36
Government—Medicare	12	11
Government—Medicaid	3	3
Self-pay	1	1
Other third-party payors	6	6
	100%	100%

Attorney liens represent patient accounts receivable related to ongoing litigation between third parties, in which the Company has been contracted to provide imaging services. The Company is not directly involved in the ongoing litigation. Payment is not made until litigation is completed, which can exceed 36 months. Other third-party payors include government plans (excluding Medicare and Medicaid), workers’ compensation, and contract plans.

Accounts Receivable, Related Party

Accounts receivable, related party represent fees from management service arrangements for which payment has not been received. The Company monitors collections from related parties and considers whether there is a need to establish an allowance for credit losses based upon collection issues that it identifies and historical experience.

Accounts Receivable Pledging Arrangement

For the purposes of securing short-term financing, the Company (“the transferor”) treats accounts receivable pledging arrangements with third-party financing entities (“transferees” or “secured parties”) in accordance with Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing. A transfer of noncash financial assets that does not meet the conditions for sale accounting is a secured borrowing. As the Company retains all rights to collections on the pledged receivables, the Company will account for its accounts receivable pledging arrangements as secured borrowings, and the Company will recognize the transferred noncash financial assets as a unit of account separate from the liabilities recognized for the secured borrowing (i.e., presented as a current liability within the consolidated balance sheet). The Company has elected the fair value option to account for these secured borrowings. For further information on the Company’s election of the fair value option, refer to the Fair Value Measurements significant accounting policy below and Note 10 “Long-Term Debt” for the financial assets and liabilities that are recorded at fair value on a recurring basis within the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. When assets are retired or disposed of, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in the consolidated statements of operations and comprehensive loss.

Additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided by use of the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	Lesser of lease term or their estimated useful lives, which range from 3-15 years
Computers and software	3-5 years
Medical office equipment	5-8 years
Furniture and fixtures	3-8 years

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

Concentration of Credit Risk and Significant Customers

No single customer exceeded 10% of net patient service revenue during the years ended December 31, 2025, 2024 or 2023.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable. The Company maintains its cash balances principally in major financial institutions. The cash is subject to credit risk to the extent that the balances exceed the FDIC insured limit of $250,000.

Management regularly considers its ability to collect outstanding receivable balances. The Company receives payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers, attorneys, and patients.

The Company recognizes that revenues and receivables from commercial payors and government agencies are significant to its operations but does not believe there are significant credit risks associated with these counterparties.

The Company owns 49% of an investment in an unconsolidated affiliate, BTDI JV, LLP (“BTDI”), which made up 71%, 73% and 69% of management fees and other revenue, related party, during the years ended December 31, 2025, 2024 and 2023, respectively, and 60% and 70% of accounts receivable, related party, as of December 31, 2025 and 2024, respectively. Refer to Note 19 “Related Party Transactions” for further discussion on the related party relationships.

Holdings LLC Common Units

Prior to the IPO, Holdings LLC had historically issued common units of Holdings LLC in exchange for cash. Additionally, affiliates of the Company (the “Holding Companies”), whose only assets were the Holdings LLC common units, had issued their own equity in conjunction with the acquisition of certain physician practices. Shares of the Holding Companies generally vest on a cliff basis after five years of service or upon a sale of Holdings LLC.

Unless subject to documented exceptions for retirees, Holdings LLC equity that is issued to owners who do not perform the requisite five years of service is forfeited, and if owned indirectly via a Holding Company, the forfeited interest is reallocated to the remaining owners of the Holding Company. Given that the Holding Companies’ primary purpose is to own common equity of Holdings LLC, it was concluded that the Holding Company shares are substantially similar to Holdings LLC’s common equity. As a result, the Holding Company equity is accounted for in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”).

Net Loss Per Share Attributable to Common Stockholders

The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common share and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Holdings LLC incentive units are considered participating securities because they contractually entitle the holders of such units to participate in dividends, however, they do not contractually require such holders to participate in Holdings LLC’s losses.

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is antidilutive.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

For the purposes of determining the basic and diluted weighted-average number of common shares outstanding during the periods presented that are prior to the IPO, the Company retrospectively reflected the Equity Reorganization that occurred (described in Note 1 in greater detail) in connection with the IPO. As such, the basic and diluted weighted-average number of common shares outstanding for those periods reflect the contribution by the Company of shares of Common Stock to Holdings LLC on a 1 share of Common Stock to 9 units of Holdings LLC ratio, assuming that all such shares of Common Stock were issued and outstanding as of the beginning of the earliest period presented.

Holdings LLC Incentive Unit Plan

Prior to the IPO, Holdings LLC granted incentive units to key employees, directors and physicians achieving partner status under its 2018 Equity Incentive Plan (the “2018 Equity Plan”). Compensation expense is recognized for all incentive unit awards based on estimated fair value on the grant date. Unit-based compensation is expensed over the requisite service period using the straight-line method for awards with time-based vesting criteria, and forfeitures are accounted for as they occur. Upon a qualifying liquidity event of Holdings LLC, which is defined as the date when all or substantially all of the Holdings LLC’s securities have been sold, all time-based incentive units outstanding will vest. Certain incentive unit awards have performance-based vesting criteria based on the achievement of a qualifying liquidity event. Awards with performance criteria will vest, and the related compensation expense will be recognized, when the probability of a qualifying liquidity event is probable. The fair value of awards is computed using the Monte Carlo simulation which is affected by Holdings LLC’s unit price and related volatility, expected dividend yield, term of the award, exercise price and risk-free interest rate. As part of the IPO, outstanding Holdings LLC incentive units either remained outstanding, were converted to shares of the Common Stock or converted to new equity awards in the Company under the Lumexa Imaging Holdings, Inc. 2025 Equity and Incentive Plan (“2025 Equity Plan”). See Note 14 “Stock-Based Compensation” for further discussion.

Stock-based Compensation

The Company has issued stock-based awards to key employees and directors under the 2025 Equity Plan in the form of restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and stock options. The Company accounts for these stock-based awards based on their grant date fair values. Determining the grant date fair values of stock-based awards requires management to make assumptions and judgments. The fair value of awards with market conditions is computed using the Monte Carlo simulation which is affected by the Company’s stock price and related volatility, expected dividend yield, term of the award, exercise price and risk-free interest rate. The fair value of service-based RSUs and RSAs is determined using the Company’s stock price as of the date of grant. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions. Stock-based compensation expense is recognized on a straight-line basis for awards with service vesting conditions, whereas awards with market conditions are recognized using the accelerated attribution method. Forfeitures are accounted for as they occur. See Note 14 “Stock-based Compensation”, for further discussion.

Goodwill

Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. The Company uses estimates and judgments to measure the fair value of identifiable assets acquired and liabilities assumed.

Goodwill and indefinite-lived intangible assets are assessed for impairment annually on October 1, or when specific circumstances may be present, between annual tests.

In performing these assessments, the Company may first assess goodwill for impairment qualitatively as determined appropriate at the reporting unit level. If goodwill is more likely than not impaired, the Company is required to perform a quantitative assessment. When performing quantitative goodwill impairment assessments, the Company estimates fair value using either appraisals developed with the assistance of an independent third-party valuation firm, which consider both discounted cash flow estimates for the reporting units and observed market multiples for similar businesses, or recent good-faith offer prices received for the reporting units that would be acceptable to the Company. An impairment charge is recognized when and to the extent a reporting unit’s carrying amount is determined to exceed its fair value.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

As of October 1, 2025 and 2024, the Company performed its annual assessment of goodwill and determined that goodwill was not impaired.

Intangible Assets

Intangible assets with finite lives, such as facility contracts, management services agreements and trade names, along with intangible assets with indefinite lives, such as certificates of need, are recognized apart from goodwill at the time of acquisition based on the contractual-legal and severability criteria established in the accounting guidance for business combinations. Intangible assets with finite lives are amortized over periods ranging from three to ten years utilizing the straight-line method, which represents the estimated useful life.

Indefinite-lived intangible assets, consisting of certificates of need, are subject to annual impairment tests, and impairment reviews are performed whenever circumstances indicate a possible impairment may exist. In evaluating indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company conducts a quantitative impairment test, which consists of a comparison of the fair value to its carrying amount. The Company estimates fair value using appraisals developed with the assistance of an independent third-party valuation firm, which consider replacement costs estimates. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If indefinite-lived assets are impaired, the impairment recognized is measured as the excess of the carrying value over the fair value. As of October 1, 2025 and 2024, the Company performed its annual assessment of indefinite-lived intangible assets and determined that these assets were not impaired.

Cloud Computing Software Implementation Costs

The Company capitalizes certain costs related to cloud computing software implementations. These costs are capitalized once certain criteria are met and are primarily comprised of contracted labor, direct labor and related expenses. Costs related to overhead, general and administrative and training costs are expensed as incurred. The eligible costs are capitalized once the project is defined, funding is committed, and it is confirmed the software will be used for its intended use. Capitalization of these costs concludes once the project is substantially complete and ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred.

The capitalized cloud computing software implementation costs are reported as a component of prepaid expenses and other assets on the consolidated balance sheets. At December 31, 2025, the Company had $1.3 million (within prepaid expenses) and $4.6 million (within other assets) of such costs on the consolidated balance sheet. At December 31, 2024, the capitalized cloud computing software implementation costs were immaterial.

These costs are amortized using the straight line method over their respective contract service periods, including periods covered by an option to extend, ranging from one to 10 years. Amortization expense for capitalized cloud computing implementation costs for the year ended December 31, 2025 was $0.4 million and is included in cost of operations, excluding depreciation and amortization in the consolidated statements of operations and comprehensive loss. Amortization expense for capitalized cloud computing implementation costs for the years ended December 31, 2024 and 2023 were de minimis.

Long-lived Assets

The Company is required to evaluate long-lived assets, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The recoverability of such assets is measured by a comparison of the carrying value of the assets to the future undiscounted cash flows generated by the assets. If long-lived assets are impaired, the impairment recognized is measured as the excess of the carrying value over the fair value. The Company does not believe there are any indicators that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2025 and 2024.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

Medical Malpractice Accrual Liability

In the ordinary course of business, professional liability claims have been asserted against the Company by various claimants. These claims are in various stages of processing or, in certain instances, are in litigation. In addition, there are known incidents, and there also may be unknown incidents, which may result in the assertion of additional claims. The Company has accrued its best estimate of both asserted and unasserted claims based on actuarially determined amounts. These estimates are subject to the effects of trends in loss severity and frequency, and ultimate settlement of professional liability claims may vary significantly from estimated amounts. The associated liabilities are recorded on a gross basis within accrued expenses for those that are estimated to be settled in the near term and within other liabilities for those expected to be settled over a longer duration. Management believes that its accrual for claims incurred but not reported obligations is adequate as of December 31, 2025 and 2024.

Medical Malpractice Insurance Recoverable

The Company maintains professional liability insurance policies with third-party insurers primarily on a claims-made basis. The Company maintains coverage for medical providers, as well as entity-level coverage equal to the individual limits. The Company’s internal policies and culture of open reporting by medical providers is an integral component of its risk management protocol, which aids the Company in minimizing claims and potential losses. Management regularly reviews its claims and loss history and secures coverage commensurate with that history and anticipated future economic and legal factors. Management estimates and has recorded amounts receivable from its insurers and the anticipated insurance recovery is presented as other receivables in the consolidated balance sheets for those expected to be received in the near term or other assets for those expected to be received over a longer duration.

Debt Issuance Costs

The Company defers certain expenses incurred to obtain debt financing and amortizes these costs over the scheduled maturity of the respective debt agreements using the effective interest method. The Company presents debt issuance costs related to long-term debt, other than revolving credit arrangements, as a direct deduction from the carrying value of long-term debt. Amortization of debt issuance costs are recognized as interest expense in the Company’s consolidated statements of operations and comprehensive loss.

Derivative Financial Instruments

Derivative financial instruments are initially recorded at fair value on the date on which a derivative contract is entered into and are subsequently remeasured to fair value at period end. Any gains or losses arising from changes in fair value on derivative contracts not designated for hedge accounting are recorded in interest expense in the Company’s consolidated statement of operations.

Fair Value Measurements

The Company measures certain assets and liabilities at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The criticality of a particular fair value estimate to the Company’s consolidated financial statements depends upon the nature and size of the item being measured, the extent of uncertainties involved, and the nature and magnitude or potential effect of assumptions and judgments required. Certain fair value estimates can involve significant uncertainties and require significant judgment on various matters, some of which could be subject to reasonable disagreement.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

Inputs used to measure fair value are categorized into the following hierarchy:

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 Unobservable inputs that are supported by little or no market activity, but which are significant to the fair value of the assets or liabilities as determined by market participants.

The Company holds various financial instruments that are not required to be recorded at fair value. For cash, accounts receivable, accounts payable, and short-term debt the carrying amounts approximate fair value due to the short maturity of these instruments. See Note 10 “Long-Term Debt” for further information on liabilities measured at fair value.

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which the Company has the ability to exert significant influence but less than a controlling interest are accounted for using the equity method of accounting. Investments in unconsolidated affiliates are initially recorded at cost, unless there is a deconsolidation where the investments are a result of the Company no longer having control of a previously controlled entity but still retaining a non-controlling interest. Under the equity method of accounting, the Company’s proportionate share of an investee’s net assets is reflected on the Company’s consolidated balance sheets and the Company’s proportionate share of earnings and losses are reflected on the Company’s consolidated statements of operations and comprehensive loss. The Company assesses the carrying value of its investments in unconsolidated affiliates annually or more frequently if events arise that may indicate that the value of the investment is not recoverable. The Company examines potential impairments by considering factors such as current economic and market conditions and the operating performance of the investees. Should such examination indicate that an impairment is more than short-term in nature, a charge to earnings and the carrying value of the investment would be recorded. As of December 31, 2025 and 2024, the Company performed its annual assessment of investments in unconsolidated affiliates and determined that these investments were not impaired.

The Company’s investments in unconsolidated affiliates distribute cash and allocate income to the Company in accordance with the terms of their respective agreements. The Company has made an accounting policy election to classify distributions received from such unconsolidated affiliates using the “nature of distribution” approach which classifies distributions received from unconsolidated affiliates as either cash inflows from operating activities or cash inflows from investing activities in the statement of cash flows based on the nature of the activities of the unconsolidated affiliate that generated the distribution.

Income Taxes

Prior to the Equity Reorganization, the Company was organized as a partnership for federal income tax purposes and thus paid no federal income tax at the Company level. Since the Company wholly owns two separate tax consolidated groups (LII and LIOI), it reports its provision for income taxes as computed based upon the reported amount of income before income taxes for each of the taxable corporations. As the two corporate tax groups are not consolidated under one tax filing, the tax accounts included in the consolidated financial statements are a combination of those two corporate tax groups, the sum of which may not equal the same amount as if those entities were to file a consolidated return. After the Equity Reorganization, the Company is organized as a corporation for federal income tax purposes and files one federal consolidated return.

The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

A valuation allowance will be established for deferred tax assets when the recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets is based upon estimates and assumptions related to our ability to generate sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, the Company will be required to adjust our deferred tax valuation allowances.

The Company recognizes a tax position in its financial statements when that tax position is more likely than not to be sustained upon examination by the relevant taxing authority. Recognized tax positions are measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties related to uncertain tax positions in its income tax provision.

Leases

The Company determines if an arrangement is a lease at inception by assessing whether an identified asset exists and if the Company has the right to control the use of the identified asset. The Company categorizes leases with contractual terms longer than 12 months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. For short-term leases with a term of less than 12 months, the Company does not recognize lease right-of-use assets or lease liabilities and instead recognizes short-term lease costs as rent expense directly as incurred.

Financing and operating lease liabilities are measured at the net present value of lease payments over the lease term as of the commencement date. Since most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on information available at the lease commencement date or remeasurement date in determining the present value of lease payments. In calculating the incremental borrowing rate, consideration is given to the Company’s credit risk, the term of the lease, the total lease payments, and adjustments for the impacts of collateral, as necessary.

The Company has elected the practical expedient to not separate lease components from non-lease components for its financing and operating leases. Variable components of lease payments fluctuating with a future index or rate are estimated at lease commencement based on the index or rate at lease commencement. If the payments change as the result of a change in an index or rate subsequent to lease commencement, the difference is recognized in the consolidated statements of operations and comprehensive loss in the period in which the change occurs. Variable payments for maintenance, such as common area maintenance costs and taxes, are not included in determining lease payments and are expensed as incurred.

Most leases include one or more options to extend the lease. However, for purposes of calculating lease liabilities, options have only been included if it was reasonably certain the Company would exercise the option on the lease commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Right-to-use assets under operating leases are recorded on the consolidated balance sheets as operating lease right-of-use assets and liabilities for operating lease obligations are recorded as operating lease liabilities. Both amortization of operating lease right-of-use assets and interest accretion on operating lease liabilities are recorded to rent expense over the lease term. Finance leases are reported on the Company’s consolidated balance sheets with the right-of-use assets included in property and equipment, net, and the liabilities included in current portion of finance lease liabilities and long-term finance lease liabilities, net. Finance lease assets are amortized to depreciation expense on a straight-line basis over the shorter of their estimated useful lives or the expected lease term. Accretion of interest on finance lease liabilities is included in interest expense within the Company’s consolidated statements of operations and comprehensive loss.

The Company evaluates its lease right-of-use assets for impairment in a similar manner to long-lived assets, as described above under “Long-lived Assets.” The Company’s facility leases require it to maintain insurance policies which would cover major damage to the facilities. The Company maintains business interruption insurance to cover loss of business due to a facility becoming nonoperational under certain circumstances. The Company’s equipment

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

leases are covered by warranty and service contracts which cover repairs and provide regular maintenance to keep the equipment in functioning order.

Business Combinations

The Company records acquisitions resulting in the consolidation of a business using the acquisition method of accounting, and the results of operations are included in the consolidated statement of operations from the respective dates of acquisition. The purchase price of a transaction is allocated to the assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition and can be subject to change up to 12 months subsequent to the acquisition date due to measurement period adjustments, such as settling amounts related to purchased working capital and final determination of fair value estimates.

Segment Reporting

The Company prepares its segment reporting in accordance with ASC 280, Segment Reporting, which establishes standards for entities reporting information about the operating segments and geographic areas in which they operate. The Company’s products and operations are managed and reported in two operating segments: Outpatient Imaging Centers (“Outpatient”) and Professional Services (“Professional”). The Company’s Chief Executive Officer, who is its Chief Operating Decision Maker (“CODM”), reviews the segments’ performance for the purpose of making operating decisions, assessing financial performance, and deciding how to allocate resources.

As of December 31, 2025 and 2024, all of the Company’s long-lived assets were located in the United States, and for the years ended December 31, 2025, 2024 and 2023 all revenue was earned in the United States.

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Accounting for and Disclosure of Software Costs. The new standard modernizes the guidance to reflect the software development approaches currently being used by removing all references to “development stages” from ASC 350-40, Intangibles--Good and Other - Internal Use Software. Under ASU 2025-06, only the following criteria in ASC 350-40-25-12(b) and (c) must be met for entities to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. The Company is evaluating this new standard, but does not expect it to have a significant impact on its consolidated financial statement presentation or results.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company is currently evaluating the impact of adopting this new standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disclosure of information about certain costs and expenses that are included in relevant expense captions on the face of the income statement. The amendments require disclosure of specific expense categories in the notes to the financial statements for both interim and annual reporting periods. The amendment also requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax to statutory rates, as well as additional disaggregation of taxes paid in both U.S. and foreign jurisdictions. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. The Company has elected to take advantage of the extended transition period pursuant to Section 107 of the Jump Start Our Business Startups Act (“JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended for complying with new or revised accounting standards. This permits an emerging growth company, like the Company, to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As a result, ASU No. 2023-09 will be effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statement disclosures.

3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the years indicated (in thousands, except for common share and per common share data):

	2025	2024	2023
Numerator:
Net loss	$(47,104)	$(94,099)	$(122,227)
Denominator:
Weighted-average common shares outstanding, basic and diluted	70,978,092	69,469,401	69,412,457
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.66)	$(1.35)	$(1.76)

As of December 31, 2024 and 2023, Common Stock associated with potentially dilutive securities associated with 12,296,602 and 12,246,688 Incentive Units, respectively, were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect.

In 2025, the outstanding Incentive Units, stock options, RSAs and RSUs disclosed in Note 14 “Stock-Compensation Expense” were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect.

For the purposes of determining the basic and diluted weighted-average number of common shares outstanding during 2024 and 2023, the Company retrospectively reflected the Equity Reorganization that occurred (See Note 1) in connection with the IPO. As such, the basic and diluted weighted average number of common shares outstanding for those periods reflect the contribution by the Company of shares of Common Stock to Holdings LLC on a 1 share of Common Stock to 9 units of Holdings LLC ratio, assuming that all such shares of Common Stock were issued and outstanding as of the beginning of the earliest period presented.

4. Dispositions

The Company did not dispose of or sell any centers during 2025. In November 2023, the Company entered into a letter of intent to sell six imaging centers in Houston, Texas and designated the assets as held for sale. Upon classification as held for sale, the carrying value of the assets held for sale approximated fair value and as such, there was no corresponding loss recorded. The fair value of the assets held for sale was $4.0 million at December 31, 2023. The centers held for sale were comprised of $4.0 million and $2.9 million of property and equipment and operating lease right-of-use assets, respectively, as of December 31, 2023. The liabilities related to imaging centers held for sale

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

were comprised of $3.1 million of operating lease liabilities as of December 31, 2023. In May 2024, the Company sold the assets for $4.2 million.

5. Supplemental Cash Flow Information

(in thousands)	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$112,800	$128,567	$130,009
Cash paid for income taxes, net	$14,966	$604	$4,749
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under finance leases	$30,500	$11,228	$6,223
Purchase of property and equipment in accounts payable and accrued expenses	$8,149	$2,528	$2,000
Non-cash contributions to investments in unconsolidated affiliates	$—	$1,385	$—
Issuance of common stock in respect of historical profits interest units	$2,575	$—	$—

6. Other Receivables

Other receivables consisted of the following (in thousands):

	2025	2024
Insurance receivable—medical malpractice	$5,333	$4,984
Income tax receivable	3,500	—
Other	10,182	660
Total	$19,015	$5,644

7. Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	2025	2024
Leasehold improvements	$93,878	$60,745
Medical equipment	268,155	134,741
Furniture and fixtures	6,199	4,198
IT equipment and software	40,410	26,182
Buildings	898	1,445
Projects in progress	14,723	6,891
Less accumulated depreciation	(279,554)	(113,069)
Property and equipment, net	$144,709	$121,133

Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $33.9 million, $31.6 million and $29.3 million, respectively.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

8. Goodwill and Intangible Assets

Goodwill is recorded as a result of business combinations. Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2025 and 2024, were as follows (in thousands):

	OUTPATIENT	PROFESSIONAL	TOTAL NET CARRYING VALUE
Balance as of December 31, 2023
Goodwill	$669,701	$189,222	$858,923
Accumulated impairment losses	(32,400)	(18,969)	(51,369)
	637,301	170,253	807,554
Sale of Houston centers	(32,400)	—	(32,400)
UCR dissolution	—	(18,969)	(18,969)
Balance as of December 31, 2024
Goodwill	637,301	170,253	807,554
Accumulated impairment losses	—	—	—
	637,301	170,253	807,554
Balance as of December 31, 2025
Goodwill	637,301	170,253	807,554
Accumulated impairment losses	—	—	—
	$637,301	$170,253	$807,554

During the year ended December 31, 2024, the Company sold six imaging centers in Houston, Texas. (See Note 4 “Dispositions”). The goodwill related to these imaging centers was fully impaired prior to December 31, 2022. Upon the sale in 2024, the goodwill and offsetting accumulated goodwill impairment for the Houston imaging centers were written off.

In 2023, the Company wound down the UCR physician practice. As a result, the Company determined that the full UCR goodwill amount of $19.0 million was impaired and should be written down as of December 31, 2023. The impairment charge was determined based on the present value of future cash flows, which were nominal given the decision to wind down the business.

There was no accumulated impairment as of December 31, 2025 or 2024 as reporting units with previous impairments had been disposed of or dissolved.

Intangible assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	2025
	ESTIMATED USEFUL LIFE (IN YEARS)	GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Finite-lived intangible assets:
Facility contracts	8	$58,400	$(45,200)	$13,200
Trade names	5	41,030	(38,870)	2,160
Management services agreements	5	34,800	(34,800)	—
Total finite-lived intangible assets		134,230	(118,870)	15,360
Indefinite-lived intangible assets certificate of need	Indefinite	25,975	—	25,975
Total indefinite-lived intangible assets		25,975	—	25,975
Total intangible assets		$160,205	$(118,870)	$41,335

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

	2024
	ESTIMATED USEFUL LIFE (IN YEARS)	GROSS CARRYING VALUE	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Finite-lived intangible assets:
Facility contracts	8	$58,400	$(42,117)	$16,283
Trade names	5	41,030	(35,500)	5,530
Management services agreements	5	34,800	(34,800)	—
Total finite-lived intangible assets		134,230	(112,417)	21,813
Indefinite-lived intangible assets certificate of need	Indefinite	25,975	—	25,975
Total indefinite-lived intangible assets		25,975	—	25,975
Total intangible assets		$160,205	$(112,417)	$47,788

Amortization expense for intangible assets was $6.5 million, $10.6 million and $27.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Expected future amortization expense for intangible assets as of December 31, 2025, is as follows (in thousands):

Years Ending December 31,
2026	$4,360
2027	2,200
2028	2,200
2029	2,200
2030	2,200
Thereafter	2,200
Total	$15,360

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	2025	2024
Accrued compensation and benefits	$39,625	$56,763
Contract labor	7,753	6,320
Medical claims payable	3,912	2,084
Profit sharing plan	14,870	14,567
Medical malpractice accrual	6,395	5,033
Taxes payable	421	4,036
Accrued professional fees	8,671	2,400
Accrued severance	1,978	1,769
Other accrued expenses	11,936	15,482
Total	$95,561	$108,454

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

10. Long-Term Debt

The following is a summary of the Company’s long-term debt as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Senior secured term loan	$825,000	$1,200,215
Promissory notes	17,441	16,372
Accounts receivable pledging arrangement	1,599	—
Total debt obligations	844,040	1,216,587
Less debt issuance costs and discount	(10,300)	(15,506)
Long-term debt, net of debt issuance costs	833,740	1,201,081
Less accounts receivable pledging arrangement	(1,599)	—
Less current maturities of long-term debt	(13,112)	(16,001)
Long-term debt, less current maturities	$819,029	$1,185,080

Scheduled maturities of long-term debt as of December 31, 2025, excluding the Accounts Receivable Pledging Arrangement, were as follows (in thousands):

Years Ending December 31,
2026	$13,112
2027	13,532
2028	12,551
2029	10,267
2030	9,226
Thereafter	783,753
Total	$842,441

Senior Secured Credit Facility

On December 15, 2020, the Company entered into a senior secured credit agreement (“Original Credit Agreement”) consisting of a secured term loan facility of $790 million (“Original Term Loan”) and a secured revolving credit facility of $165 million (“Original Revolving Credit Facility”). The Original Term Loan was scheduled to mature in December 2027, and the Original Revolving Credit Facility was scheduled to mature on September 15, 2027. On December 31, 2021, the Company entered into Incremental Amendment No. 1 (“First Amendment”) to its Original Credit Agreement. The First Amendment consisted of an additional $450 million incremental term loan. All other terms of the Original Credit Agreement remained unchanged. On March 21, 2023, the Company entered into Amendment No. 2 (“Second Amendment”) to its Original Credit Agreement. The Second Amendment transitioned the term loan benchmark interest rate from Eurodollar to Secured Overnight Financing Rate (“SOFR”) interest pricing. The Original Term Loan (as amended) provided for quarterly payments of principal in the amount of $3.1 million. On July 16, 2024, the Company entered into Amendment No. 3 (“Third Amendment”) to its Original Credit Agreement. The Third Amendment reduced the Original Term Loan's interest rate to SOFR, plus 4.75% per annum (where the applicable SOFR rate had a 0.5% floor). On November 22, 2024, the Company entered into Amendment No. 4 (“Fourth Amendment”) to its Original Credit Agreement. The Fourth Amendment extended the maturity to the Original Revolving Credit Facility to September 2027.

On December 17, 2025, the Company entered into Amendment No. 5 to the Original Credit Agreement (Original Credit Agreement, as so amended, the “Amended Credit Agreement”). The Amended Credit Agreement provides for (i) a secured term loan facility of $825.0 million (“Refinancing Term Loan”) and (ii) a secured revolving line of credit of $250.0 million (“Amended Revolving Credit Facility”). The Refinancing Term Loan bears interest at SOFR plus 3.0%, or the Prime Rate plus 2.0%, and matures in December 2032. The Amended Revolving Credit Facility bears interest at SOFR plus 3.0%, or the Prime Rate plus 2.0%, and matures in December 2030. Proceeds from the Refinancing Term Loan of $825.0 million, along with $406.4 million of the Company’s IPO proceeds, were utilized to repay the term loans in full that were outstanding under the Original Credit Agreement.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

The Amended Credit Agreement was evaluated under ASC 470-50, Debt-Modifications and Extinguishments. The borrowings under the Original Credit Agreement and the Amended Credit Agreement represented a loan syndication. As such, the accounting for the Amended Credit Agreement was evaluated on a lender by lender basis and resulted in new borrowings, extinguishments and modifications depending on each lender’s participation or lack thereof in the Amended Credit Agreement and the Original Credit Agreement. The Company incurred a total of $19.3 million in third party and lender costs as part of the Amended Credit Agreement. The Company capitalized $5.4 million and $5.9 million of costs associated with the Refinancing Term Loan and Amended Revolving Credit Facility, respectively. Such amounts are reported in Long-term debt, less current maturities and Other assets, respectively, on the consolidated balance sheet as of December 31, 2025. The remaining $8.0 million of costs were expensed within Loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2025. Additionally, as part of the Amended Credit Agreement, $5.4 million of previously capitalized debt issuance costs were expensed within Loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2025.

As of December 31, 2025 and 2024, the interest rate on the Refinancing Term Loan and the Original Term Loan was 6.70% and 9.35%, respectively. No amounts were outstanding under the Amended Revolving Credit Facility or Original Revolving Credit Facility as of December 31, 2025 or 2024. Additionally, a commitment fee accrues per annum on the unused revolver commitments. The fee varies based on the Company’s leverage ratio. As of December 31, 2025 and 2024, the unused commitment fee was 0.50%. The fair value of the Amended Term Loan and the Original Term Loan, which is classified within Long Term Debt on its consolidated balance sheets, was $829.0 million and $1.2 billion as of December 31, 2025 and 2024, respectively. The fair value estimates for the Company's Senior Secured Term Loan are based on bid quotes for comparable liabilities in inactive markets, a Level 2 input.

Covenants

The Amended Credit Agreement contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to incur additional debt, pay dividends and other distributions, and engage in certain other transactions as specified therein. Failure to comply with these covenants could constitute an event of default notwithstanding the Company’s ability to meet its debt service obligations. The Company’s financial covenant is triggered if outstanding revolving credit exposure exceeds 40% of the aggregate principal amount of the Amended Revolving Credit Facility on the last day of the reporting period (quarterly). If the covenant is triggered, the Company’s consolidated net leverage ratio on the last day of the test period shall not exceed 7.5 to 1. At December 31, 2025, the Company’s outstanding revolving credit exposure did not exceed 40% of the aggregate principal amount of the Amended Revolving Credit Facility and, therefore, did not trigger the covenant. The Amended Credit Agreement includes various customary remedies for the lenders following an event of default. The Company was in compliance with all applicable covenants in the Amended Credit Agreement and the Original Credit Agreement as of December 31, 2025 and 2024, respectively.

The Company’s borrowings under the Amended Credit Agreement are guaranteed by LII and LIOI and each other wholly owned subsidiary of the Company, subject to certain exceptions. Substantially all of the assets of the Company are pledged as collateral in connection with the Amended Credit Agreement.

Promissory Notes

The Company has financed the acquisition of certain medical equipment and leasehold improvements under promissory notes. The promissory notes bear interest at rates ranging from 8.75% to 12.35% per annum and mature at various times through 2030. The promissory notes are collateralized by property and equipment of the Company and given the nature of the promissory notes, it was determined that the fair value approximates carrying value.

Accounts Receivable Pledging Arrangement

In August 2025, the Company entered into an accounts receivable pledging arrangement (the “AR Pledging Arrangement”) with a third-party financing company (the “Financer”). The final payment of the pledged accounts receivable will be settled through the judicial system (i.e., litigation between third parties), rather than by the associated

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

patient or insurance company (the “Legal AR”). Under the AR Pledging Arrangement, the Company pledges certain of its Legal AR to the Financer in exchange for an advance cash payment in an amount equal to a predefined percentage multiplied by the amount due under such Legal AR. The AR Pledging Arrangement does not qualify for sale accounting, and the amounts received are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s consolidated balance sheet and continue to be accounted for as if the transfer had not occurred. During the year ended December 31, 2025, $1.6 million has been borrowed by the Company from the Financer under the AR Pledging Arrangement, which is secured by $3.3 million of accounts receivable. The amount borrowed is reported as a current liability on the consolidated balance sheet.

The Financer also acts as a servicer of the Legal AR over its remaining life and, upon settlement and collection on the Legal AR, the Company owes the Financer a servicing fee that is equal to a predefined percentage multiplied by the amount of cash collected. Until settlement and collection, the Legal AR under this arrangement is recognized by the Company and used to secure the borrowing from Financer. The Company has elected to account for the secured borrowing by utilizing the fair value option. There have been no material changes in the fair value of the secured borrowing as of the year ended December 31, 2025. Therefore, no mark to market adjustment has been recognized for the year ended December 31, 2025.

11. Leases

Operating Leases

The Company primarily leases medical office space, medical equipment, and corporate office space under noncancellable operating leases which expire at various dates through 2036. Rent expense is recorded in cost of operations and general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The table below presents the operating lease-related right-of-use assets and related liabilities recorded on the Company’s consolidated balance sheets and the weighted-average remaining lease term and discount rate as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Assets:
Operating lease right-of-use assets	$76,555	$80,792
Liabilities:
Current portion of operating lease liabilities	12,513	13,807
Long-term operating lease liabilities	71,437	72,746
Other Information:
Weighted-average remaining lease term in years	5.8	6.0
Weighted-average discount rate	7.8%	7.7%

The table below presents certain information related to the lease costs for operating leases during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Operating lease costs	$21,630	$21,565	$22,466
Variable lease costs	3,328	3,112	3,288
Short-term equipment lease costs	1,175	1,078	1,795
Total operating lease costs	$26,133	$25,755	$27,549

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

The table below presents supplemental cash flow information related to operating leases during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$20,021	$20,374	$21,352
Right-of-use assets obtained in exchange for new or modified operating lease liabilities	5,770	14,376	15,173

The table below reconciles the undiscounted cash flows for each of the first five years, and total of the remaining years, to the operating leases recorded on the consolidated balance sheets as of December 31, 2025 (in thousands):

2026	$18,720
2027	19,580
2028	17,051
2029	15,852
2030	11,278
Thereafter	25,026
Total minimum lease payments	107,507
Less amount of payments representing interest	(23,557)
Present value of future minimum lease payments	83,950
Less current obligations	(12,513)
Long-term portion of operating leases	$71,437

Finance Leases

The Company has financed certain medical equipment under finance leases or other financing arrangements. Obligations under these arrangements are at interest rates ranging from 3.0% to 10.8% due through 2031 and are collateralized by medical equipment. The weighted-average remaining lease term for finance leases is 4.1 years and 3.9 years and the weighted-average discount rate is 7.9% and 8.2% as of December 31, 2025 and 2024, respectively.

Assets under finance leases, included in property and equipment, net, are as follows as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Medical office equipment under finance leases	$61,992	$30,736
Accumulated depreciation	(12,465)	(8,227)
	$49,527	$22,509

The table below presents supplemental cash flow information related to finance leases during the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from finance leases	$2,561	$1,515	$1,299
Financing cash flows from financing leases	7,652	11,429	4,729
Right-of-use assets obtained in exchange for new or modified finance lease liabilities	$30,500	$11,224	$6,223

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

The table below presents certain information related to the lease costs for finance leases during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Depreciation on assets under finance leases	$5,976	$4,160	$3,498
Interest on finance leases	2,561	1,515	1,299
Total finance lease costs	$8,537	$5,675	$4,797

Future minimum lease payments under finance leases for the years subsequent to December 31, 2025, are as follows (in thousands):

2026	$15,262
2027	13,658
2028	10,582
2029	9,371
2030	5,216
Thereafter	22
Total minimum lease payments	54,111
Less amount of payments representing interest	(9,297)
Present value of future minimum lease payments	44,814
Less current obligations	(11,552)
Long-term portion of finance leases	$33,262

12. Income Taxes

The Company files income tax returns in federal and various state and local jurisdictions in which the Company operates.

Income tax expense consists of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Current income tax
Federal	$4,720	$3,232	$1,364
State and local	2,089	1,921	1,003
	6,809	5,153	2,367
Deferred income tax
Federal	8,100	8,088	1,143
State and local	(24)	1,665	(532)
	8,076	9,753	611
Total income tax expense	$14,885	$14,906	$2,978

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the provision for income taxes as reported in the consolidated statements of operations and comprehensive loss and the amount of income tax expense computed by multiplying consolidated income (loss) in each year by the U.S. federal statutory rate of 21% is as follows (in thousands):

	2025	2024	2023
Federal tax	$(6,766)	$(16,631)	$(25,042)
State tax, net of federal benefit	374	132	(2,761)
Stock-based compensation	7,673	11,897	11,612
Changes in valuation allowance	11,343	19,921	18,663
Return to provision	2,153	(601)	333
Other	108	188	173
Total income tax expense	$14,885	$14,906	$2,978

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities of the Company as of December 31, 2025 and 2024, were as follows (in thousands):

	2025	2024
Deferred tax assets
Accruals and reserves	$5,445	$7,265
Interest limitation carryforward	93,277	75,177
Operating lease liabilities	20,945	21,595
Debt issuance costs	533	—
Stock-based compensation	1,769	—
Net operating loss carryforward	1,350	1,596
Valuation allowance	(75,225)	(63,882)
Total deferred tax assets	48,094	41,751
Deferred tax liabilities
Property and equipment	(14,106)	(12,619)
Intangible assets	(22,694)	(12,572)
Investment in unconsolidated affiliate basis difference	(32,966)	(29,085)
Operating lease right-of-use assets	(19,100)	(20,158)
Stock-based compensation	—	(13)
Total deferred tax liabilities	(88,866)	(74,447)
Net deferred tax liability	$(40,772)	$(32,696)

The Company has $5.6 million of federal net operating losses as of December 31, 2025 and none as of December 31, 2024. On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (TCJA). The TCJA limits a taxpayer’s ability to utilize its net operating loss (“NOL”) deduction for losses arising in tax years beginning after 2017 to 80% of taxable income. The Company has state net operating losses of $4.2 million and $40.4 million as of December 31, 2025 and 2024, respectively. These net operating losses have carryforward periods ranging from 15 years to indefinite carryforward use. The state net operating losses begin to expire in 2034.

At December 31, 2025 and 2024, the Company had no uncertain tax positions requiring accrual.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.

A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. On the basis of this evaluation, as of December 31, 2025 and 2024, a valuation allowance of $75.2 million and $63.9 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

The changes in the valuation allowance are as follows:

	2025	2024	2023
Balance at the beginning of the year	$(63,882)	$(43,961)	$(25,298)
Amounts charged to income tax expense	(11,343)	(19,921)	(18,663)
Balance at end of year	$(75,225)	$(63,882)	$(43,961)

The Company has concluded on all U.S. federal income tax matters for years through 2021, but there has been no conclusion on state and local income tax matters for years since the Company’s inception.

The utilization of certain tax attributes may be limited under Section 382 of the Internal Revenue Code (and similar state provisions) if the Company undergoes an “ownership change,” as defined by Section 382. In addition, the Company’s ability to use certain tax attribute maybe limited by separate return year limitation (“SRLY”) rules and other consolidated return regulations. To the extent it is ultimately determined that the Company’s tax attributes are subject to limitations under Section 382, SRLY rules or other provisions, the Company’s deferred tax assets may be reduced, including through an increase to the valuation allowance, and the Company could recognize additional tax expense in the period such determination is made.

On July 4, 2025, the “One Big Beautiful Bill” (H.R. 1) was enacted into law. This legislation included broad changes to individuals, businesses and international income tax provisions. Key components most applicable to the Company include the restoration of favorable tax treatment for depreciation and amortization and interest expense. The Company evaluated the legislation and it did not result in a material impact to its income tax expense or deferred income tax positions as of and for the year ended December 31, 2025. However, it has allowed the Company to realize a tax benefit for more current year interest expense during the year ended December 31, 2025.

13. Equity

Upon completion of the Equity Reorganization and IPO, the Company’s amended and restated certificate of incorporation authorized 1,000,000,000 shares of the Company’s Common Stock, $0.001 par value per share, and 1,000,000 shares of undesignated preferred stock, $0.001 par value per share, the rights, preferences and privileges of which may be designated from time to time by the Company’s Board of Directors.

The Company had 96,109,927 and 69,523,831 shares of Common Stock issued and outstanding at December 31, 2025 and 2024, respectively. The share count as of December 31, 2024, has been recast to reflect the Equity Reorganization.

As of both December 31, 2025 and 2024, 31,869 shares of Common Stock were held in escrow for future indemnities in connection with historical acquisitions. These shares of Common Stock are reflected as outstanding in the statement of changes in equity. The share count as of December 31, 2024 has been recast to reflect the Equity Reorganization.

The number of shares of Common Stock that is outstanding excludes 6,100,839 shares of Common Stock that are available for future issuance under the 2025 Equity Plan and 2,033,613 shares of Common Stock that are available for future issuance under the Lumexa Imaging Holdings, Inc. 2025 Employee Stock Purchase Plan (“ESPP”). No shares were issued under the ESPP during the year ended December 31, 2025. There are currently no outstanding shares of preferred stock.

In addition, excluded from the number of shares of Common Stock outstanding are the additional shares that will become available under the 2025 Plan and the ESPP pursuant to annual evergreen provisions. Under the 2025 Equity Plan, the number of shares of Common Stock available under the 2025 Equity Plan will be increased on the first day of each fiscal year, beginning with the year ending December 31, 2026, and continuing until, and including the year ending December 31, 2035, in amount equal to the lesser of (i) 5% of the number of shares issued on December 31 of the immediately preceding fiscal year and (ii) an amount determined by the Company’s Board of Directors. The number of shares of Common Stock available under the ESPP will automatically increase on the first trading day in January of each calendar year, commencing in 2026 and continuing until (and including) 2035, by an amount equal to

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

the lesser of (i) 1% of the shares issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 2,033,613 shares and (iii) an amount determined by the Company’s Board of Directors.

The Company's Common Stock has the following terms and conditions:

Dividend Rights

Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of the Common Stock are entitled to receive dividends out of funds legally available if the Company’s Board of Directors, in its discretion, determines to issue dividends and only then at the times and in the amounts that the Company’s Board of Directors may determine.

Voting Rights

The holders of the Common Stock are entitled to one vote per share. Stockholders do not have the ability to cumulative votes for the election of directors. The Company’s amended and restated certificate of incorporation and amended and restated bylaws provide for a classified Board of Directors consisting of three classes of approximately equal size, each serving staggered three-year terms. Only one class of directors will be elected at each annual meeting of the Company’s stockholders, with the other classes continuing for the remainder of their respective three-year terms. The Company’s Board of Directors currently consists of nine directors.

Liquidation

Upon the Company’s liquidation, dissolution of winding up, the assets legally available for distribution to the Company’s stockholders would be distributable ratably among the holders of the Common Stock and participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding share of preferred stock.

14. Stock-Based Compensation

Holdings LLC Common Units

Prior to the Equity Reorganization, Holdings LLC issued Holdings LLC Common Units to consolidated Holding Companies, for the purpose of granting equity to Holdings LLC's service providers. Contemporaneously with these grants, the Holding Companies issued their own equity, representing Holdings LLC Common Units.

In conjunction with the Equity Reorganization and the IPO, the Company issued Common Stock to Holdings LLC, and Holdings LLC contributed 100% of its equity in its operating entities to the Company. As a result, the Company consolidated the operating entities, and the Holdings LLC Common Units became indexed to the 18,810,689 shares of the Company’s Common Stock, of which 14,251,410 shares were vested upon the Reorganization Transaction. Following the Equity Reorganization, the unvested Holdings LLC Common Units will continue to be accounted for as stock compensation by the Company. The terms and the fair value of the Holdings LLC Common Units were not changed by the Equity Reorganization. Accordingly, the Company continues to recognize the original grant date fair value of these Holdings LLC Common Units over the remaining service period, which is approximately one year as of December 31, 2025.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2025, the total fair market value of Holdings LLC Common Units that were granted and vested was $1.7 million and $81.4 million, respectively. Common Unit award transactions for the year ended December 31, 2025 were as follows:

	NUMBER OF UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Nonvested as of December 31, 2024	10,549,528	$18.72
Granted	86,986	20.07
Vested	(5,990,249)	13.60
Forfeited or cancelled	(86,986)	26.10
Nonvested as of December 31, 2025	4,559,279	$25.37

The Company recognizes compensation expense for the Holdings LLC Common Units subject to vesting over the required vesting period of typically five years upon grant. The Company recognized $28.3 million, $49.3 million and $50.6 million of stock-based compensation expense related to Holdings LLC Common Units subject to vesting for the years ended December 31, 2025, 2024 and 2023, respectively. The fair value of Holdings LLC Common Units subject to vesting is equal to the stated value of Holdings LLC Common Units at the time of issuance.

As of December 31, 2025, there was $24.7 million of unrecognized compensation expense related to Holdings LLC Common Units recognizable over a remaining weighted-average period of one year.

Holdings LLC Incentive Unit Plan

On January 1, 2018, Holdings LLC's Board of Managers approved the 2018 Equity Plan, which provided for the issuance of Incentive Units of Holdings LLC (“Incentive Units”). Upon a qualifying disposition event or distribution from Holdings LLC, Incentive Units entitle holders to receive a portion of the accumulated profits interest in Holdings LLC (above a stated distribution threshold). Incentive Units do not entitle any holders to the contributed capital interest in Holdings LLC. Holdings LLC does not expect to issue additional incentive units, nor does it expect to issue additional units under the 2018 Equity Plan.

The distribution threshold represents the amount of cumulative investment in Holdings LLC at the grant date and distributions from a qualifying disposition event that are in excess of the distribution threshold are applied towards the settlement of vested Incentive Units.

In connection with the Equity Reorganization, certain Incentive Units in Holdings LLC issued under the 2018 Equity Plan held by active members of management were converted into shares of the Company’s Common Stock, stock options and RSAs of the Company under the 2025 Equity Plan. The remaining Incentive Units that were not subject to conversion were not modified and remain outstanding as of December 31, 2025. The Company continues to recognize the original grant date fair value of the Incentive Units that were not subject to conversion over the remaining service period as they were not modified by the Equity Reorganization or IPO. The Incentive Unit share counts have been recast to reflect the Equity Reorganization.

There were 3,851,937 and 8,389,437 time-based Incentive Units authorized and outstanding as of December 31, 2025 and 2024, respectively. The Company recognizes compensation expense for time-based Incentive Unit awards ratably over the corresponding vesting period which is five years. In the case of a change in control, outstanding time-based incentive units will automatically vest.

In addition, there were 3,202,998 and 3,907,165 Incentive Units with performance and market conditions authorized and outstanding as of December 31, 2025 and 2024, respectively. The vesting conditions represent a qualifying disposition event that requires Holdings LLC Incentive Unit holders to receive a minimum return on their initial investment in Holdings LLC (i.e. a minimum unit price). The compensation expense related to these Incentive Units is recognized when it is deemed probable that the performance criteria will be achieved. As of December 31,

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

2025 and 2024, achievement of the performance-based criteria was not determined to be probable. As such, no compensation expense has been recorded from the grant date for these Incentive Units through December 31, 2025, 2024 or 2023, except for awards accelerated through a modification.

The Company recognizes forfeitures of Incentive Units based on the actual number of forfeitures. The Company recognized $2.6 million, $7.4 million and $4.7 million of compensation expense related to Incentive Units for the years ended December 31, 2025, 2024 and 2023 respectively. As of December 31, 2025, there was $2.5 million of unrecognized compensation expense related to Incentive Units with service conditions recognizable over a remaining weighted-average period of five years, and $0.4 million of unrecognized compensation expense related to Incentive Units with an improbable performance condition.

The Company used the Monte Carlo simulation model to estimate the fair value of each Incentive Unit award on the date of grant. The following assumptions were used in estimating these values and determining the related fair value of Incentive Units attributable to the current period:

Expected term of the awards: The expected term of awards granted represented the period of time that they were expected to remain outstanding from the date of grant. The Company determined the expected term of its equity awards based on its historical experience with similar awards, considering the Company’s historical exercise, using the expiration periods and post-vesting termination patterns.

Expected volatility: Expected volatility represented the volatility anticipated over the expected term of the award. The Company determined the expected volatility based on the benchmark historical range of stock prices of comparable companies.

Expected dividend yield: The Company paid dividends on its common units in the past, but does not currently expect to pay dividends during the term of stock awards granted.

Risk-free interest rate: The Company based the expected risk-free interest rate on the implied yield currently available on stripped interest coupons of U.S. Treasury issues with a remaining term equivalent to the expected term of the award.

The weighted-average grant-date fair values for both time-based and performance-based Incentive Unit awards was $3.96 per unit for the years ended December 31, 2025 and 2024 and $4.32 for the year ended December 31, 2023 which were calculated using the following weighted-average assumptions:

	2025	2024	2023
Expected volatility	45.0%	45.0%	50.0%
Expected term	2.5 years	2.5 years	2.5 years
Weighted-average risk-free interest rate	4.7%	4.7%	4.6%
Expected dividend yield	—%	—%	—%

Incentive Unit transactions for the year ended December 31, 2025 were as follows:

	NUMBER OF UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Nonvested as of December 31, 2024	7,543,787	$4.14
Granted	4,057,222	3.96
Vested	(907,805)	3.32
Forfeited and converted(1)	(9,401,861)	4.28
Nonvested as of December 31, 2025(2)	1,291,343	$4.03

(1)The forfeited and cancelled units include 3,795,861 forfeited units as well as 5,606,000 units that converted into shares of Common Stock, stock options and RSAs in conjunction with the Equity Reorganization.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

(2)The unvested units, which were not converted into shares of Common Stock, stock options or RSAs in conjunction with the Equity Reorganization, include 937,789 Incentive Units with a service condition as well as 353,553 Incentive Units with a performance condition.

As part of the Equity Reorganization, the Company has agreed to issue its Common Stock at a future date to be distributed to Incentive Unit holders, if a distribution is declared by Holdings LLC to its equity holders or if Holdings LLC is dissolved. Upon declaration of a distribution by Holdings LLC (or the dissolution of Holdings LLC), if any amount is owed to the Incentive Unit holders, after considering the distribution threshold, the Company will issue shares of Common Stock to Holdings LLC for distribution to the Incentive Unit holders as replacement awards under the 2025 Equity Plan.

2025 Equity Plan

On December 1, 2025, the Company’s Board of Directors approved the 2025 Equity Plan, which provides for the issuance of RSUs, RSAs, options, stock option appreciation rights, and the ESPP.

In connection with the Equity Reorganization and the IPO, the Incentive Units in Holdings LLC issued under the 2018 Equity Plan held by certain active employees were converted into shares of Common Stock, stock options and RSAs of the Company under the 2025 Equity Plan. The replacement awards for the time vesting Incentive Units were issued with substantially identical vesting schedules. The time vesting unit conversion was accounted for as a Type I (probable-to-probable) modification in accordance with ASC 718, in which no material incremental fair value was determined to have been given to the Incentive Unit holders. The Company issued 779,724 shares of Common Stock to Incentive Unit holders with such vested units. The Company estimated the incremental fair value of the service vesting options and RSAs as of the modification date based on a determination of the total fair value of the Company’s equity as of the valuation date which was then run through a hypothetical liquidation model.

Moreover, upon the completion of the Equity Reorganization and the IPO, the Incentive Units that contained both performance and market conditions converted into shares of Common Stock, stock options and RSAs under the 2025 Equity Plan. The Company accounted for the conversion of these units as a Type III (improbable-to-probable) modification under ASC 718 and remeasured the awards at the modification date fair value. The Company issued 656,194 shares of Common Stock to Incentive Unit Holders such vested units. The modification resulted in $33.7 million of incremental fair value, of which a portion is recognized in the year ended December 31, 2025 and the remaining amount will be recognized over the derived service period for the unvested awards. Expense totaling $9.2 million was immediately recognized for awards that vested upon the completion of the Equity Reorganization and the IPO.

Options

During the year ended December 31, 2025, the Company issued 5,572,698 stock options in exchange for Incentive Units in conjunction with the Equity Reorganization and the IPO, of which 3,069,681 stock options are service-based vesting and 2,503,017 stock options are market-based vesting. The market-based vesting provisions are based on established thresholds of the Company’s stock price over a defined trading period. As a result of the terms of the conversion of Incentive Units, 680,648 service-based vesting options, with a grant date fair value of $0.4 million, and 347,347 market-based vesting options, with a grant date fair value of $3.7 million, were vested upon issuance. The remaining service-based vesting options will vest over a remaining service period of up to five years, based on the vesting schedule of the original Incentive Units. Stock options generally expire 10 years after the grant date of the option. No options were exercised during the year ended December 31, 2025. The intrinsic value of options exercised during 2025 and the intrinsic value of options outstanding at December 31, 2025 were immaterial.

The weighted average fair value of the service-based vesting options granted as a part of the Equity Reorganization and the IPO is $4.47 per share and is based on the grant date fair value of the original Incentive Units as the incremental fair value resulting from the conversion into stock options was immaterial. The weighted average fair value of the market vesting options granted as a part of the Equity Reorganization is $10.70 per unit, and was estimated based on a Monte Carlo model and utilized the following assumptions at the time of grant:

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

2025
Expected volatility(1)	62.0%
Expected term(2)	3.0 years
Weighted-average risk-free interest rate(3)	4.0%
Expected dividend yield(4)	—%

(1)Expected volatility was based on a historical range of stock prices of comparable companies.

(2)The expected term of the stock options was derived by simulating time to achievement of vesting triggers.

(3)The risk-free rate is based on the U.S. Treasury implied yield curve in effect at the time of grant.

(4)Expected dividend yield is based on the Company's dividend yield at the time of grant.

The following table is a summary of the Company’s stock option activity for options with a service condition for the year ended December 31, 2025:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM
Outstanding as of December 31, 2024	—	$—
Granted	3,069,681	18.50
Exercised	—	—
Forfeited	—	—
Outstanding as of December 31, 2025	3,069,681	$18.50
Exercisable as of December 31, 2025	681,759	$18.50	10 years
Expected to vest	2,387,922	$18.50	10 years

The following table is a summary of the Company’s stock option activity for options with a market condition for the year ended December 31, 2025:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM
Outstanding as of December 31, 2024	—	$—
Granted	2,503,017	18.50
Exercised	—	—
Forfeited	—	—
Outstanding as of December 31, 2025	2,503,017	$18.50
Exercisable as of December 31, 2025	347,347	$18.50	10 years
Expected to vest	2,155,670	$18.50	10 years

Restricted Stock Awards and Restricted Stock Units

During the year ended December 31, 2025, the Company issued 95,061 RSAs in exchange for Incentive Units, in conjunction with the Equity Reorganization and the IPO, of which 136 RSAs are service vesting and 94,925 RSAs are market vesting. The market-based vesting provisions are based on established thresholds of the Company’s stock price over a defined trading period. No RSAs vested during 2025. The remaining service vesting RSAs will vest over a remaining service period of up to five years, based on the vesting schedule of the original incentive units.

The weighted average fair value of the service vesting RSAs granted as a part of the Equity Reorganization and the IPO is $3.86 per unit and is based on the grant date fair value of the original Incentive Units as the incremental fair value resulting from the conversion into RSAs was immaterial. The fair value of the market vesting RSAs granted

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

as a part of the Equity Reorganization is $17.12 per unit, and is estimated based on a Monte Carlo model and utilized the following assumptions at the time of grant:

2025
Expected volatility(1)	62.0%
Expected term(2)	1.2 years
Weighted-average risk-free interest rate(3)	3.9%
Expected dividend yield(4)	—%

(1)Expected volatility was based on a historical range of stock prices of comparable companies.

(2)The expected term of the RSAs granted was estimated using the historical behavior of employees.

(3)The risk-free rate is based on the U.S. Treasury implied yield curve in effect at the time of grant.

(4)Expected dividend yield is based on the Company's dividend yield at the time of grant.

Additionally, at the time of the Equity Reorganization and the IPO, the Company issued 431,033 new RSUs with a three-year service requirement. The Company also issued 13,514 RSUs that vested immediately upon IPO with a fair value of $0.3 million. Lastly, the Company issued 271,663 RSUs with a market condition during the year, which will be recognized over a three-year service period and over a four-year derived service period. That is, to the extent thresholds with respect to the price of the Company’s Common Stock are not achieved following the three-year service period, the service period shall be extended one-year past the date of the three-year service period to permit achievement of the share price thresholds. The fair value of the market vesting RSUs granted as part of the Equity Reorganization and the IPO is $14.35 per share, and is estimated based on a Monte Carlo model and utilized the following assumptions at the time of grant:

2025
Expected volatility(1)	67.0%
Expected term(2)	4.0 years
Weighted-average risk-free interest rate(3)	3.6%
Expected dividend yield(4)	—%

(1)Expected volatility was based on a historical range of stock prices of comparable companies.

(2)The expected term of the RSUs granted was derived by simulating time to achievement of vesting triggers.

(3)The risk-free rate is based on the U.S. Treasury implied yield curve in effect at the time of grant.

(4)Expected dividend yield is based on the Company’s dividend yield at the time of grant.

See Note 15 “Commitments and Contingencies” for additional detail on certain bonus and retention agreements that were converted into 423,009 RSUs upon the IPO.

The following table is a summary of the Company’s RSA and RSU activity with a service condition for the year ended December 31, 2025:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested as of December 31, 2024	—	$—
Granted(1)	867,691	18.50
Vested	(13,514)	18.50
Forfeited or cancelled	—	—
Nonvested as of December 31, 2025	854,177	$18.50

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

The following table is a summary of the Company’s RSA and RSU activity with a market condition for the year ended December 31, 2025:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested as of December 31, 2024	—	$—
Granted(1)	366,588	15.07
Vested	—	—
Forfeited or cancelled	—	—
Nonvested as of December 31, 2025	366,588	$15.07

Stock-based Compensation Expense

The following table presents the components of stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 (in thousands). Stock-based compensation expense associated with the Holdings LLC Common Units is recorded within Cost of operations, excluding depreciation and amortization and stock-based compensation expense related to the remaining equity awards is presented within General and administrative expense in the Company’s consolidated statements of operations and comprehensive loss.

	2025	2024	2023
Holdings LLC Common Units	$28,303	$49,278	$50,600
Incentive Units	2,575	7,376	4,696
Common Stock	5,320	—	—
Stock Options	4,560	—	—
RSAs and RSUs	846	—	—
Total	$41,604	$56,654	$55,296

As of December 31, 2025, there was $76.2 million of total unrecognized compensation cost related to non-vested stock-based compensation with respect to Holdings LLC common units and Incentive Units and the Company's stock options, RSAs and RSUs that are expected to vest. This cost is expected to be recognized over a weighted-average period of approximately two years as of December 31, 2025. Additionally, there is $0.4 million of unrecognized compensation expense related to Incentive Units outstanding as of December 31, 2025, with an improbable performance condition.

15. Commitments and Contingencies

Bonus and Retention Agreements

During 2024, the Company entered into bonus and retention agreements with certain employees (“Bonus Agreements”). One half of an employee’s bonus amount was service-based and vested as of June 30, 2025. The other half of the bonus amount was performance-based and vested upon the occurrence of a sale of the Company. In June 2025, the portion of the bonus agreement that aligned to a potential future sale was amended. The sale portion of the bonus vests with an employee’s continued service to the Company through June 30, 2027, even if no sale occurs. Consistent with the original Bonus Agreements, vesting accelerates if a sale occurs prior to June 30, 2027, and the employee is still employed through the close date of the sale. The bonus was to be paid in cash if vesting occurred due to a sale or the employee’s continued service through June 30, 2027. The performance-based vesting provisions were also amended to add another vesting provision if the Company completed an IPO prior to June 30, 2027. If the employee remained employed through the closing date of the IPO, the bonus was replaced with an equivalent value of RSUs of the public entity. Such RSUs vest a year following the IPO date, but are forfeited if the employee does not remain employed through this period.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

The Company completed its IPO in December 2025, and therefore, under the amended terms of the Bonus Agreements, the total performance-based portion of the bonus was converted to 423,009 RSUs based on the $18.50 value of common stock at the IPO date. Additionally, the amount accrued related to the Bonus Agreements as of the IPO date of $2.2 million was reclassified to additional paid-in-capital upon conversion of the cash bonuses to RSUs. There is $5.5 million of remaining expense related to the performance-based portion of the bonus and such expense will be recorded as stock-based compensation expense over the 12 month explicit service period in the RSU awards. The RSUs will vest on the one year anniversary of the IPO date provided the employee remains employed through December 11, 2026. See Note 14 “Stock-Based Compensation.”

The Company recognized compensation expense over the required service periods under the Bonus Agreements' terms totaling $6.6 million and $11.2 million for the years ended December 31, 2025 and 2024, respectively. The amount related to the Bonus Agreements included in Accrued expenses and other current liabilities as of December 31, 2024 was $11.2 million. The Company paid $15.0 million to employees related to the original service based portion of the Bonus Agreements in July 2025, subsequent to vesting on June 30, 2025.

Regulatory Oversight

The Company expects that audits, inquiries, and investigations from government authorities and agencies will occur in the ordinary course of business.

Such audits, inquiries, and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial conditions, results of the operations, and cash flows. The Company has not recorded a reserve for these matters as of December 31, 2025 and 2024, as the variables affecting any potential eventual liability depends on the current unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry, and investigation and cannot be reasonably estimated at this time. Management believes that the resolution of all current regulatory matters will not result in a material impact to the Company’s financial condition, results of operation, or cash flows.

Legal Proceedings

The Company is subject to various legal proceedings, medical malpractice claims and regulatory tax inquiries and investigations that arise in the ordinary course of its business. With respect to these matters, the Company evaluates the developments on a regular basis and accrues a liability when we believe a loss is probable and the amount can be reasonably estimated. Based on current information, the Company does not believe that reasonably possible or probable losses associated with pending legal proceedings would, either individually or in the aggregate, have a material adverse effect on business and consolidated financial statements. However, the outcome of these matters is inherently uncertain.

16. Defined Contribution Plan

The Company sponsors a profit-sharing plan whereby certain employees who have completed at least one month of service, including at least one hour of service during that period of time, are eligible to participate. Company contributions are in accordance with the plan document. The plan includes a 401(k) feature whereby employees may contribute varying percentages, or flat dollar amounts of their annual compensation, up to the maximum allowable amounts by the Internal Revenue Service on a tax-deferred basis. Total expense for the plan was $23.2 million, $22.9 million and $22.0 million for the years ended December 31, 2025, 2024 and 2023 respectively.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

17. Variable Interest Entities

The Company’s VIEs consist of both VIE Physician Practices and Franchise Centers.

VIE Physician Practices

The VIE Physician Practices are wholly owned, from an equity ownership perspective and for certain regulatory reasons, by certain physicians (the “Physician Owners”) who are employed by the Company or a VIE Physician Practice. The VIE Physician Practices were established to operate as medical radiology practices and provide their patients with professional interpretation services. At various points between 2018 and 2023, via the establishment or acquisition of the MSOs and execution of the ASAs and other contractual agreements, the Company acquired a controlling financial interest in the VIE Physician Practices (described below in detail). Through the ASAs, the MSOs have exclusive responsibility for the provision of non-medical services required for the day-to-day operation and management of each of the VIE Physician Practices, including establishing annual capital and operating budgets, and making recommendations to the VIE Physician Practices in establishing the guidelines for the employment and compensation for the physicians and other employees of the VIE Physician Practices. Via other contractual agreements, the Company has the right to designate an appropriate licensed person(s) to purchase the equity interest of the VIE Physician Practices for nominal amount in the event of a transfer event at the Company’s discretion.

In assessing whether the Company should consolidate the VIE Physician Practices, the Company evaluated whether it has a variable interest in the VIE Physician Practices, whether the VIE Physician Practices are VIEs, and whether the Company has a controlling financial interest in the VIE Physician Practices. The Company concluded that it has variable interests in the VIE Physician Practices on the basis that the Company has the right to receive income as an ongoing management fee under the ASAs, which effectively absorbs all of the residual interests of the VIE Physician Practices. The Company also has the implicit obligation to absorb losses of the VIE Physician Practices and to additionally provide, in certain circumstances, cash advances to the VIE Physician Practices if the VIE Physician Practices have insufficient funds. The Company did not provide any such cash advances to the VIE Physician Practices during the year ended December 31, 2025 or 2024. The Company determined the VIE Physician Practices are VIEs due to insufficient equity at risk and/or the holders of the equity at risk in the VIE Physician Practices (i.e., the Physician Owners) lacking the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE Physician Practices’ economic performance.

The contractual arrangements described above allow the Company to direct the activities that most significantly impact the economic performance of the VIE Physician Practices. Accordingly, the Company is the primary beneficiary of the VIE Physician Practices and consolidates the VIE Physician Practices under the VIE model.

The tables below illustrate the assets and liabilities of the VIE Physician Practices (in thousands):

	AS OF DECEMBER 31,
	2025	2024
	VIE PHYSICIAN PRACTICES	VIE PHYSICIAN PRACTICES
Assets
Current assets	$56,239	$53,112
Non-current assets	202,549	190,406
Total assets of consolidated VIEs	258,788	243,518
Liabilities
Current liabilities	17,038	20,558
Non-current liabilities	32,334	28,253
Total liabilities of consolidated VIEs	49,372	48,811
Total net assets of consolidated VIEs	$209,416	$194,707

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

Franchise Centers

The Franchise Centers operate as franchisees of AHI and are wholly owned, from an equity ownership perspective and for certain regulatory reasons, by certain radiologists (the “Franchisees”) who have contracts with and provide clinical services to the patients of the Franchise Centers. The Franchise Centers were established to operate as medical radiology practices and imaging centers offering patients MRI, CT, and ultrasound imaging services. Through the franchise agreements and management service agreements (“MSAs”), AHI has exclusive responsibility for the provision of non-medical services required for the day-to-day operation and management of each of the Franchise Centers, including establishing annual capital and operating budgets and makes recommendations to the Franchise Centers in establishing the guidelines for the physicians and other employees of the Franchise Centers. The franchise agreements also restrict the Franchisees’ ability to transfer the ownership interest without AHI’s approval.

In assessing whether AHI should consolidate the Franchise Centers, the Company evaluated whether AHI holds a variable interest in the Franchise Centers, if the Franchise Centers are VIEs, and whether AHI has a controlling financial interest in the Franchise Centers. The Company concluded that AHI has the right to receive income as an ongoing management fee under the MSAs, which effectively absorbs all of the residual interest of the Franchise Centers. AHI also has the implicit obligation to absorb losses of the Franchise Centers and to additionally provide, in certain circumstances, cash advances to the Franchise Centers, if the Franchise Centers have insufficient funds. AHI did not provide any such cash advances to the Franchise Centers during the year ended December 31, 2025 or 2024. The Company determined that the Franchise Centers are considered VIEs because their equity at risk is insufficient to finance their activities without additional support.

The contractual arrangements above allow AHI to direct the activities that most significantly impact the Franchise Centers’ economic performance. Thus, AHI is the primary beneficiary and consolidates the Franchise Centers.

Total assets and liabilities included in the Company’s consolidated balance sheets associated with the Franchise Centers were $7.2 million and $5.9 million and $5.0 million and $4.1 million, respectively, at December 31, 2025 and 2024.

As a direct result of the nominal initial equity contributions by the Physician Owners and the Franchisees and the provisions of the contractual arrangements described above, the interests held by the noncontrolling interest holders of the Company’s VIEs (inclusive of the VIE Physician Practices and the Franchise Centers) lack economic substance and do not provide them with any right to participate in residual profits or losses generated by the Company’s VIEs. These rights are instead implicit in the corporate governance laws governing the relevant VIE’s constitutive documents by virtue of the fact that such noncontrolling interest holders are the sole owners of the equity of the relevant VIE. However, after paying relevant expenses, including clinical staff salaries as well as administrative service fees to the Company, the VIEs do not have residual profits remaining. Additionally, because the Company absorbs all expected losses of its VIEs through its deferral of administrative service fees and the Company expects that its VIEs will continue to have a shortfall on their payment of such administrative service fees, noncontrolling interest holders in the VIEs are not expected to be allocated any residual profits, losses, dividends or liquidation proceeds. Therefore, the noncontrolling interests in the VIEs have no material value and the income and expenses recognized by the VIEs are attributable in totality to the Company.

The Company has not identified any VIEs during the year ended December 31, 2025 or 2024, for which the Company determined that it is not the primary beneficiary and thus did not consolidate. No VIEs were deconsolidated during the year ended December 31, 2025 or 2024.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

18. Investments in Unconsolidated Affiliates

BTDI

Touchstone Imaging of Mesquite, LLC (“TMI”), a wholly owned subsidiary of LIOI, and Baylor University Medical Center (BUMC) own a 49% and 51% interest, respectively, in BTDI. The Company accounts for TMI’s noncontrolling interest in the investment in the unconsolidated affiliate under the equity method of accounting.

On May 25, 2021, LIOI made an investment in an unconsolidated affiliate along with BUMC called Gateway Diagnostic JV, LLC (“Gateway”) for the purpose of owning, operating, and managing independent diagnostic testing facilities to provide imaging services to patients in Texas. Prior to the reorganization (described in the succeeding sentence), Gateway was a common controlled affiliate of BTDI and was owned 49% by the Company and 51% by BUMC. During 2023, through a series of transactions, Gateway was reorganized and became a wholly owned subsidiary of BTDI. The reorganization was treated as a common control transaction.

All Others

The Company’s other investments in unconsolidated affiliates include Carolinas Imaging Services, LLC (“CIS”), Virtua Adult Imaging JV (“Virtua JV”), SCLTDI JV, LLC (“SCLTDI”), IH-USRS Imaging, LLC (“IH-USRS”), RLC, LLC, (“RLC”), and Tucson Medical Imaging Partners, LLC (“TMIP”). The Company has ownership interests in these entities ranging from 30% to 50%. The Company accounts for these investments in unconsolidated affiliates under the equity method of accounting.

The following is a summary of balance sheets as of December 31, 2025 and 2024, and statements of income for the investments in unconsolidated affiliates on an aggregated basis for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	AS OF AND FOR YEARS ENDED DECEMBER 31,
	2025			2024
	BTDI	ALL OTHERS	TOTAL	BTDI	ALL OTHERS	TOTAL
Assets:
Total assets	$451,913	$139,105	$591,018	$437,692	$134,281	$571,973
Liabilities and equity:
Liabilities	$147,957	$42,474	$190,431	$151,294	$38,988	$190,282
Equity	303,956	96,631	400,587	286,398	95,293	381,691
Total liabilities and equity	$451,913	$139,105	$591,018	$437,692	$134,281	$571,973
Company’s investment	$343,678	$79,513	$423,191	$337,249	$78,570	$415,819
Income statement:
Revenues	$418,393	$162,770	$581,163	$382,321	$151,268	$533,589
Expenses	295,633	130,239	425,872	262,358	117,591	379,949
Net income	$122,760	$32,531	$155,291	$119,963	$33,677	$153,640
Company’s share of net income	$58,597	$15,538	$74,135	$57,661	$15,844	$73,505
Amortization of basis difference	(2,000)	—	(2,000)	(2,000)	—	(2,000)
Equity in earnings of unconsolidated affiliates	$56,597	$15,538	$72,135	$55,661	$15,844	$71,505

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

	FOR YEAR ENDED DECEMBER 31,
	2023
	BTDI	ALL OTHERS	TOTAL
Income statement:
Revenues	$345,791	$125,730	$471,521
Expenses	243,572	108,052	351,624
Net income	$102,219	$17,678	$119,897
Company’s share of net income	$48,981	$8,546	$57,527
Amortization of basis difference	(2,000)	—	(2,000)
Equity in earnings of unconsolidated affiliates	$46,981	$8,546	$55,527

19. Related Party Transactions

Net Patient Service Revenue, Related Party

The Company provides diagnostic imaging services and radiology services to its unconsolidated affiliates, which include CIS, BTDI, SCLTDI and IH-USRS based on service agreements. The Company recorded patient revenue of $36.0 million, $31.3 million and $19.7 million related to these services during the year ended December 31, 2025, 2024 and 2023, respectively, which is included in Net patient service revenue, related party on the consolidated statements of operations and comprehensive loss. The Company has a receivable from these investments in unconsolidated affiliates in the amount of $2.8 million and $2.4 million as of December 31, 2025 and 2024, respectively, which is included in Accounts receivable, related party on the consolidated balance sheets.

Management fee revenue and other, Related Party

The Company provides management and administrative services based on management service agreements including staff and administrative support to their investments in unconsolidated affiliates. A large portion of this revenue relates to BTDI, where the Company recorded revenue of $143.3 million, $136.3 million and $113.4 million related to these services during the years ended December 31, 2025, 2024 and 2023, respectively, which is included in Management fee and other revenue, related party on the consolidated statements of operations and comprehensive loss. The Company has a receivable from BTDI in the amount of $9.1 million and $14.7 million as of December 31, 2025 and 2024, respectively, which is included in Accounts receivable, related party on the consolidated balance sheets.

For all other investments in unconsolidated affiliates, the Company recorded management fees of $55.3 million, $47.9 million and $48.4 million, which is included in Management fee and other revenue, related party on the consolidated statements of operations and comprehensive loss during the years ended December 31, 2025, 2024 and 2023, respectively. The Company has a receivable from these investments in unconsolidated affiliates in the amount of $6.4 million and $5.6 million as of December 31, 2025 and 2024, respectively, which is included in Accounts receivable, related party on the consolidated balance sheets.

The Company also provides management services and administrative services based on management service agreements to Atrium Health and its subsidiaries, which is an investor in Lumexa Imaging and has the right to appoint one LII board seat, thus resulting in a related party relationship. Atrium Health also is an investor, along with LII in CIS. The revenue for such services earned from Atrium Health was $2.2 million, $2.9 million and $2.2 million during the years ended December 31, 2025, 2024 and 2023, respectively, and is included in Management fee and other revenue, related party on the consolidated statements of operations and comprehensive loss. Atrium owed the Company $0.6 million at both December 31, 2025 and 2024, for such services, which are included in Accounts receivable, related party on the consolidated balance sheets.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

Unsecured Debt

The Company’s borrowings under the Amended Credit Agreement are guaranteed by LII and LIOI and each other wholly owned subsidiary of the Company, subject to certain exceptions. In addition, the Amended Credit Agreement allows the Company to guarantee, post collateral (e.g., security deposits) or issue letters of credit to creditors of the VIEs. Refer to Note 10 “Long-Term Debt” for further information.

20. Segment Reporting

In January 2025, the Company experienced a strategic shift in connection with changes to its executive leadership, including the hiring of a new Chief Executive Officer (“CEO”). As a result, at the beginning of 2025, the Company began providing its operating results to the CEO, who is the Company’s Chief Operating Decision Maker (“CODM”) on the basis of a single segment. As the CODM progressed in her role, however, she started reviewing disaggregated financial information based upon two segments (the “June Segment Update”). In response, the Company revised its view of reportable segments based on the CODM’s methods for managing the organization and allocating resources. The June Segment Update has been retroactively presented in the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023.

The CODM reviews revenues and Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) of each segment for the purpose of making operating decisions, assessing financial performance, and deciding how to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances monthly when making decisions about allocating resources to the segments.

Adjusted EBITDA is defined by the Company as net loss determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, unit-based compensation expense and the impact, which may be recurring in nature, of transaction costs, one-time litigation and settlement expenses associated with claims made against the Company, costs associated with strategic initiatives and implementation, goodwill impairment charges, severance and executive recruiting costs, gains or losses on dispositions and other similar or infrequent items (although the Company may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated affiliates.

The Company’s reportable segments are strategic business units that offer different services or structures for delivering outpatient imaging services. They are managed separately because each business requires a different operational strategy for managing performance and allocating resources. The Outpatient segment consists of imaging centers that are owned or operated by the Company (either wholly owned or via unconsolidated affiliate), where the Company performs the imaging scan and provides the radiologist’s interpretation service (i.e., read). Revenues are also earned through the provision of management services to operate the centers for certain of the Company’s unconsolidated affiliate partners. The Professional segment consists of professional interpretation services, where the imaging scan itself is performed at the hospital or point of care and not by the Company or its unconsolidated affiliates. The Company eliminates any intersegment transactions in consolidation.

Historically, corporate overhead expenses were allocated to each segment on the basis of net patient service revenue for each segment. During the third quarter of 2025, the Company changed its approach to allocating certain segment expenses. Physician compensation expense is now allocated based on the effort associated with services performed for each segment. Corporate overhead expenses are allocated to each segment based on estimated relative usage of these overhead costs. The impact of these revised allocation approaches was not material to the previously reported segment results for the years ended December 31, 2024 and 2023.

The Company does not report balance sheet information by segment since it is not reviewed by its CODM. The CODM uses consolidated expense information to manage operations, and the CODM is not regularly provided disaggregated expenses by segment.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

The following tables present revenues and Adjusted EBITDA for each reportable segment for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	YEAR ENDED DECEMBER 31, 2025
	OUTPATIENT	PROFESSIONAL	INTERSEGMENT ELIMINATIONS	TOTAL OF REPORTABLE SEGMENTS
Revenue
Net patient service revenue	$560,665	$251,839	$(9,797)	$802,707
Management fee and other revenue	200,822	19,552	—	220,374
Total revenues	761,487	271,391	(9,797)	1,023,081
Other segment items(1)	570,081	232,643	(9,797)	792,927
Adjusted EBITDA	$191,406	$38,748	$—	$230,154
Less:
Depreciation and amortization				(40,379)
Income tax provision				(14,885)
Amortization of basis difference				(2,000)
Interest expense				(118,539)
Loss on extinguishment of debt				(13,453)
Loss on disposal of property and equipment				(968)
Other income(2)				1,873
Stock-based compensation				(41,604)
Severance and executive recruiting(3)				(3,523)
Strategic initiatives and implementation(4)				(3,459)
Transaction costs(5)				(21,325)
Litigation and settlements(6)				113
Other(7)				(942)
Adjustments for equity in earnings of unconsolidated affiliates(8)				(18,167)
Net loss				$(47,104)

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

	YEAR ENDED DECEMBER 31, 2024
	OUTPATIENT	PROFESSIONAL	INTERSEGMENT ELIMINATIONS	TOTAL OF REPORTABLE SEGMENTS
Revenue
Net patient service revenue	$521,286	$232,551	$(6,987)	$746,850
Management fee and other revenue	186,169	15,850	—	202,019
Total revenues	707,455	248,401	(6,987)	948,869
Other segment items(1)	534,913	220,104	(6,987)	748,030
Adjusted EBITDA	$172,542	$28,297	$—	200,839
Less:
Depreciation and amortization				(42,164)
Income tax provision				(14,906)
Amortization of basis difference				(2,000)
Interest expense				(136,027)
Stock-based compensation				(56,654)
Gain on imaging center sold, related party				2,294
Loss on extinguishment of debt				(703)
Severance and executive recruiting(3)				(3,436)
Strategic initiatives and implementation(4)				(5,362)
Transaction costs(5)				(18,167)
Litigation and settlements(6)				(588)
Other(7)				(1,904)
Adjustments for equity in earnings of unconsolidated affiliates(8)				(15,321)
Net loss				$(94,099)

	YEAR ENDED DECEMBER 31, 2023
	OUTPATIENT	PROFESSIONAL	INTERSEGMENT ELIMINATIONS	TOTAL OF REPORTABLE SEGMENTS
Revenue
Net patient service revenue	$535,012	$237,816	$(5,437)	$767,391
Management fee and other revenue	162,070	6,464	—	168,534
Total revenues	697,082	244,280	(5,437)	935,925
Other segment items(1)	539,464	204,726	(5,437)	738,753
Adjusted EBITDA	$157,618	$39,554	$—	197,172
Less:
Depreciation and amortization				(56,630)
Goodwill impairment				(18,969)
Income tax provision				(2,978)
Amortization of basis difference				(2,000)
Interest expense				(141,694)
Stock-based compensation				(55,296)
Loss on disposal of property and equipment				(1,285)
Severance and executive recruiting(3)				(2,931)
Strategic initiatives and implementation(4)				(14,187)
Transaction costs(5)				(4,013)
Litigation and settlements(6)				(3,835)
Other(7)				(1,582)
Adjustments for equity in earnings of unconsolidated affiliates(8)				(13,999)
Net loss				$(122,227)

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

(1)
Other segment items for both segments include certain operating expenses that are not regularly provided to the CODM on a segment basis and that are identifiable with that segment, including general and administrative expenses.
(2)
Represents the receipt of casualty insurance proceeds related to a flood at one of the Company’s centers.
(3)
Includes severance and recruiting expenses for executive leadership departures as part of strategic organizational changes.
(4)
Includes third-party consulting, implementation and integration expenses incurred as part of the Company’s strategic transformation and optimization initiatives, specifically related to the deployment of a new technology system and labor model, as well as the development, customization and integration of a new enterprise resource planning (ERP) system.
(5)
Includes costs for third-party non-recurring IPO costs, buy-side and sell-side due diligence activities to evaluate and execute potential mergers and acquisitions, integrate acquired businesses and one-time employee retention bonuses related to potential mergers and acquisitions.
(6)
Consists of litigation and settlement costs for matters not related to core operations.
(7)
Consists of other costs related to debt financing, certain de novo start-up costs related to outpatient imaging centers and certain exit costs related to closed outpatient imaging centers.
(8)
Adjusts for the Company’s proportional share of depreciation and amortization, interest expense and losses/gains on asset disposals related to unconsolidated affiliates, which are included in equity in earnings from unconsolidated affiliates on the accompanying consolidated statements of operations and comprehensive loss.

21. Subsequent Events

In February 2026, the Company granted 578,193 RSUs to employees under the 2025 Equity Plan with a total fair market value of $8.5 million. The RSUs vest ratably over a three year service period.

BTDI JV, LLP and Subsidiaries

(A Partnership)

Consolidated Financial Statements

As of December 31, 2025 and 2024,

and for the three years ended December 31, 2025

BTDI JV, LLP and Subsidiaries

(A Partnership)

Index

December 31, 2025, 2024 and 2023

Report of Independent Auditors

To the Board of Trustees of Baylor Scott & White Health

Opinion

We have audited the accompanying consolidated financial statements of BTDI JV, LLP and its subsidiaries (the “Company”), which comprise the consolidated balance sheets as of December 31, 2025 and 2024, and the related consolidated statements of income, of partners' capital and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements“).

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (US GAAS). Our responsibilities under those standards are further described in the Auditors' Responsibilities for the Audit of the Consolidated Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year after the date the consolidated financial statements are available to be issued.

Auditors’ Responsibilities for the Audit of the Consolidated Financial Statements

Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditors' report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with US GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.

In performing an audit in accordance with US GAAS, we:

•
Exercise professional judgment and maintain professional skepticism throughout the audit.
•
Identify and assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.
•
Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, no such opinion is expressed.
•
Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.
•
Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 30, 2026

BTDI JV, LLP and Subsidiaries

(A Partnership)

Consolidated Balance Sheets

December 31, 2025 and 2024

(in thousands)	2025	2024
Assets
Current assets
Cash	$14,653	$14,200
Accounts receivable, net[1]	36,813	31,674
Prepaid expenses	1,867	1,675
Deposits	841	454
Other current assets	287	223
Inventory	260	282
Total current assets	54,721	48,508
Property and equipment, net	85,081	76,674
Operating lease right-of-use assets, net[2]	34,102	33,279
Goodwill	277,500	277,500
Other identifiable intangible assets, net	509	1,731
Total assets	$451,913	$437,692
Liabilities and Partners' Capital
Current liabilities
Accounts payable	$13,239	$11,800
Related party payables	23,343	41,239
Current portion of long-term debt	10,135	8,402
Current portion of finance lease obligations	3,759	1,884
Current portion of operating lease liabilities[3]	5,810	5,694
Accrued expenses and other current liabilities	20,121	17,743
Total current liabilities	76,407	86,762
Long-term liabilities
Long-term debt, net	24,474	26,279
Long-term portion of finance lease obligations, net	15,863	9,161
Long-term portion of operating lease liabilities, net[4]	31,213	29,092
Total long-term liabilities	71,550	64,532

Commitments and contingencies (Note 15)
Partnership units	$96,931	$96,931
Retained earnings	204,065	186,921
Total BTDI JV, LLP partners' capital	300,996	283,852
Non-controlling interests	2,960	2,546
Total partners' capital	303,956	286,398
Total liabilities and partners' capital	$451,913	$437,692

1.
Accounts receivable, net includes related party amounts of $1,814 and $1,614 for 2025 and 2024, respectively.
2.
Operating lease right-of-use assets, net includes related party amounts of $4,501 and $1,112 for 2025 and 2024, respectively.
3.
Current portion of operating lease liabilities includes related party amounts of $504 and $675 for 2025 and 2024, respectively.
4.
Long-term portion of operating lease liabilities, net includes related party amounts of $4,069 and $609 for 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

BTDI JV, LLP and Subsidiaries

(A Partnership)

Consolidated Statements of Income

Years Ended December 31, 2025, 2024 and 2023

(in thousands)	2025	2024	2023
Revenue
Net patient service revenue[1]	$418,393	$382,321	$345,791
Total revenue	418,393	382,321	345,791

Expenses
Salaries, wages, and benefits[2]	93,117	89,875	81,046
Radiology fees[3]	57,599	53,023	46,019
Depreciation and amortization	23,404	22,070	20,116
Management fees[4]	35,416	32,033	28,469
General, administrative, and other[5]	57,962	42,699	44,802
Equipment repairs, maintenance, and rent[6]	20,957	18,361	19,291
Total operating expenses	288,455	258,061	239,743
Operating income	129,938	124,260	106,048
Losses on disposal of equipment	(1,551)	(302)	(740)
Interest expense	(3,388)	(2,406)	(1,410)
Income before income tax	124,999	121,552	103,898
Income tax	(2,239)	(1,588)	(1,679)
Net income	122,760	119,964	102,219
Net income attributable to non-controlling interests	(3,179)	(2,289)	(2,270)
Net income attributable to BTDI JV	$119,581	$117,675	$99,949

1.
Net patient service revenue includes related party amounts of $22,915, $16,971 and $13,331 for 2025, 2024 and 2023, respectively.
2.
Salaries, wages, and benefits includes related party amounts of $90,344, $87,142 and $78,749 for 2025, 2024 and 2023, respectively.
3.
Radiology fees includes related party amounts of $13,814, $12,743 and $3,606 for 2025, 2024 and 2023, respectively.
4.
Management fees includes related party amounts of $34,988, $31,409 and $27,880 for 2025, 2024 and 2023, respectively.
5.
General, administrative, and other includes related party amounts of $27,956, $12,927 and $15,532 for 2025, 2024 and 2023, respectively.
6.
Equipment repairs, maintenance, and rent includes related party amounts of $1,279, $1,131 and $1,185 for 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

BTDI JV, LLP and Subsidiaries

(A Partnership)

Consolidated Statements of Partners' Capital

Years Ended December 31, 2025, 2024 and 2023

	Partnership Units		Retained		Non-controlling
(in thousands, except partnership units)	Units	Amount	Earnings	Partners' Capital	Interests	Total
Balances at December 31, 2022	1,000	$96,931	$212,423	$309,354	$3,101	$312,455
Distributions			(105,951)	(105,951)	(1,908)	(107,859)
Contributions			—	—	911	911
Net income			99,949	99,949	2,270	102,219
Balances at December 31, 2023	1,000	96,931	206,421	303,352	4,374	307,726
Distributions			(137,175)	(137,175)	(4,117)	(141,292)
Net income			117,675	117,675	2,289	119,964
Balances at December 31, 2024	1,000	96,931	186,921	283,852	2,546	286,398
Distributions			(102,437)	(102,437)	(2,765)	(105,202)
Net income			119,581	119,581	3,179	122,760
Balances at December 31, 2025	1,000	$96,931	$204,065	$300,996	$2,960	$303,956

The accompanying notes are an integral part of these consolidated financial statements.

BTDI JV, LLP and Subsidiaries

(A Partnership)

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024 and 2023

(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$122,760	$119,964	$102,219
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	23,404	22,070	20,116
Amortization of operating lease right-of-use assets	8,061	6,858	7,411
Losses on disposal of equipment	1,551	302	740
Gain on related party payable settlement	—	(14,100)	—
Changes in assets and liabilities:
Accounts receivable	(5,139)	3,498	(4,561)
Deposits	(387)	(58)	8
Inventory	22	(14)	(168)
Prepaid expenses and other assets	(256)	(456)	(662)
Accounts payable and accrued expenses	877	3,793	15,533
Related party payables	(17,896)	15,217	(1,997)
Operating lease assets and liabilities	(6,647)	(7,144)	(7,276)
Net cash provided by operating activities	126,350	149,930	131,363
Cash flows from investing activities
Purchases of property and equipment	(17,917)	(21,020)	(23,253)
Proceeds from sale of property and equipment	40	—	510
Net cash used in investing activities	(17,877)	(21,020)	(22,743)
Cash flows from financing activities
Principal payments under long-term debt agreements	(8,979)	(7,236)	(7,042)
Proceeds from debt issuance	8,907	16,768	11,444
Principal payments under finance lease obligations	(2,746)	(1,387)	(1,120)
Contributions	—	—	911
Distributions	(105,202)	(141,292)	(107,859)
Net cash used in financing activities	(108,020)	(133,147)	(103,666)
Net increase (decrease) in cash	$453	$(4,237)	$4,954
Cash
Beginning of year	14,200	18,437	13,483
End of year	$14,653	$14,200	$18,437
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,388	$2,406	$1,410
Equipment acquired under finance leases	$11,323	$3,253	$1,556
Purchase of property and equipment in accounts payable and accrued expenses	$5,362	$2,421	$175

The accompanying notes are an integral part of these consolidated financial statements.

BTDI JV, LLP and Subsidiaries

(A Partnership)

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

1. Organization

BTDI JV, LLP (“BTDI JV”, the “Company”, or the “Partnership”) was formed on July 2, 2013 between Baylor University Medical Center (“BUMC”), a Texas non-profit corporation, and Touchstone Medical Imaging, LLC (“Touchstone”), with a 51% and 49% ownership interest, respectively. Touchstone is an affiliate of Lumexa Imaging Holdings, Inc. (“Lumexa Imaging”). BUMC is an affiliate of Baylor Health Care System, an affiliate of Baylor Scott & White Health, formerly known as Baylor Scott & White Holdings (“BSW Health”). BSW Health and its controlled affiliates are collectively referred to as “BSWH”. The purpose of the Company is to provide high quality and cost-effective medical imaging and diagnostic services to patients in Texas, as part of an integrated health care delivery system.

Under the terms of the partnership agreement, BUMC contributed net assets with a fair value of approximately $75,030,000, resulting in a 51% ownership in BTDI JV. Touchstone contributed net assets with a fair value of approximately $70,958,000 and an approximately $1,127,000 rebalancing payment to BUMC, resulting in a 49% ownership. In the consolidated statements of partners’ capital, Touchstone's assets were valued at approximately $70,958,000, while BUMC's assets were recorded at their carryover accounting basis of approximately $25,973,000 because the transaction constituted a common control business combination in accordance with generally accepted accounting principles in the United States (“GAAP”), and Accounting Standards Codification (“ASC”) Topic 805-50, “Transactions Between Entities Under Common Control”, issued by the Financial Accounting Standards Board (FASB) in the form of Accounting Standards Updates (ASU).

Effective June 20, 2016, BTDI JV and Blue Star Imaging, L.P. (“Blue Star”) formed Blue Stone JV, LLP (“Blue Stone”) which consists of three imaging centers and formed Blue Stone Frisco, LLP (“Frisco”) which consists of one imaging center. BTDI JV is the majority partner with a 70% ownership in Blue Stone and a 51% ownership in Frisco.

Gateway Diagnostic JV, LLC (“Gateway JV”) was formed on May 25, 2021 between BUMC and Lumexa Imaging Outpatient, Inc. (“LIOI”), with a 51% and 49% ownership interest, respectively. LIOI is a wholly-owned affiliate of Lumexa Imaging.

Effective November 3, 2023, Gateway JV was reorganized and became a wholly-owned subsidiary of BTDI JV. The Gateway JV reorganization represented a merger of entities under common control. Accordingly, the accompanying consolidated financial statements including the notes thereto, are presented as if the Gateway JV reorganization had occurred at the earliest period presented.

BTDI JV operates 56 imaging centers as of December 31, 2025.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company, Blue Stone, Frisco, and Gateway. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have any components of other comprehensive income within its consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income in its consolidated financial statements. The accompanying consolidated financial statements have been prepared in conformity with GAAP.

Revision of Previously Issued Financial Statements

The Company identified an immaterial prior period error in the classification of certain non-cash capital expenditures within the consolidated statements of cash flows. Capital expenditures financed through accounts payable and accrued expenses were previously presented as investing cash outflows rather than as non-cash

BTDI JV, LLP and Subsidiaries

(A Partnership)

Notes to Consolidated Financial Statements - continued

December 31, 2025, 2024 and 2023

transactions reflected within operating activities through changes in accounts payable and accrued expenses. The Company has revised the consolidated statements of cash flows for the years ended December 31, 2024 and 2023 to correct this error, resulting in a decrease to cash used in investing activities and a corresponding decrease to cash provided by operating activities of approximately $2,421,000 and $175,000 respectively. The revisions had no impact on net income, total net increase (decrease) in cash, or the consolidated balance sheets.

Additionally, the Company revised the consolidated statements of operations and of cash flows for the years ended December 31, 2024 and 2023, and the consolidated balance sheet as of December 31, 2024, to correct an immaterial error related to amounts previously reported as related-party transactions that were ultimately determined to be third-party transactions. See Note 12, Related-Party Transactions, for additional information.

Going Concern

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Non-controlling Interests

Non-controlling interests are that part of the net results of operations and of net assets of Blue Stone and Frisco attributable to the interests which are not owned directly or indirectly by the Company.

Cash

Cash includes deposits with financial institutions which, at times, may be in excess of federally insured limits.

Patient Accounts Receivable

Net patient accounts receivable represents charges to patients, third-party payors, and other payors, for which payment has not been received at the balance sheet date, reduced by contractual adjustments provided by the Company’s reimbursement contracts and estimation for uncollectible accounts. The Company estimates explicit price concessions for contractual adjustments related to net patient accounts receivable for claims that have not yet been adjudicated. The Company estimates implicit price concessions for amounts not expected to be collected based on historical experience and directly reduces net patient revenue recognized. The Company does not charge interest on outstanding net patient accounts receivable balances.

The net patient accounts receivable payor mix as of December 31, 2025 and 2024 is as follows:

	2025	2024
Commercial/managed care	50%	53%
Attorney liens	34	33
Medicare	10	9
Patients	1	1
Medicaid	1	1
Other third-party payors	4	3
	100%	100%

BTDI JV, LLP and Subsidiaries

(A Partnership)

Notes to Consolidated Financial Statements - continued

December 31, 2025, 2024 and 2023

Receivables from commercial and other nongovernmental payors represent the highest concentration of the Company’s patient accounts receivable. Management does not believe there are any unusual collectability risks associated with these programs. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities, subject to differing economic conditions, and do not represent any concentrated collectability risks to the Company. Attorney liens represent patient accounts receivable related to ongoing litigation between third parties (not involving the Company) in which the Company has been contracted to provide imaging services. Payment is not made until litigation is completed, which can exceed 18 months.

Inventory

Inventories, which consist primarily of medical supplies, are stated at the lower of cost and net realizable value, with cost determined by the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the lesser of estimated useful lives of the assets or the life of the related finance lease, where applicable. When property and equipment are retired or otherwise disposed of, the appropriate accounts are relieved of cost and accumulated depreciation, and any resulting gain or loss is recognized. Expenditures for normal repairs and maintenance are charged to expense as incurred. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease terms or the useful lives. Expenditures which increase capacities or extend the useful lives of assets are capitalized.

The assets’ estimated useful lives used in computing depreciation are as follows:

Useful Life of Assets
Leased buildings and leasehold improvements	5 - 15 years
Medical equipment	3 - 10 years
Office equipment	3 - 7 years

Long-Lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, long-lived assets, such as property and equipment and definite-lived intangible assets, are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, significant negative industry or economic trends or knowledge of transactions involving the sale of similar property at amounts below the Company’s carrying value. Assets are grouped for recognition, and measurement of impairment, at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. At the occurrence of a triggering event, an evaluation is performed to assess the recoverability of the carrying amount of long-lived assets, and impairment charges are recorded as identified. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its undiscounted estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value. No impairment charges were recorded for the years ended December 31, 2025 and 2024.

Goodwill

Goodwill represents the residual between consideration transferred in a business combination and the net of the acquisition-date amounts of identifiable assets acquired and liabilities assumed measured at fair value. The Company uses estimates and judgments to measure the fair value of identifiable assets acquired and liabilities assumed.

BTDI JV, LLP and Subsidiaries

(A Partnership)

Notes to Consolidated Financial Statements - continued

December 31, 2025, 2024 and 2023

Goodwill is tested for impairment on an annual basis and, when specific circumstances may be present, between annual tests. The Company tests for impairment by making a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company compares the fair value of the reporting unit to its carrying amount. Any excess of the reporting unit goodwill carrying amount over the respective fair value of goodwill would be recognized as an impairment loss.

As of December 31, 2025 and 2024, the Company performed its qualitative annual assessment of goodwill and determined that goodwill was not impaired.

Intangible Assets

Intangible assets with determinable lives are identified as part of acquisitions completed by the Company. These assets are amortized on a straight-line basis over the estimated period of economic benefit, currently estimated to be five years. Amortizable lives are adjusted whenever there is a change in the estimated period of economic benefit.

Patient Service Revenue

Most of the Company’s revenues are generated by providing diagnostic imaging services to patients. Revenue is recognized when the performance obligations to provide diagnostic imaging services are satisfied. The majority of patient service revenue is derived from third-party insurance payors and government sponsored healthcare programs. Lesser amounts are recovered from patients. Amounts received for services are generally less than billed charges.

The Company evaluates amounts collected in relation to billed charges and records revenue in an amount based on the consideration to which the entity estimates it is entitled to in exchange for its services including estimates for contractual adjustments and uncollectible amounts. Accordingly, net patient service revenue is presented net of estimates for contractual adjustments, other adjustments, and uncollectible amounts, and is recorded in the period during which the services are provided even though the actual amounts may become known at a later date.

The Company estimates contractual adjustments and uncollectible amounts considering changes in contractual rates, past adjustments, historical collection experience in relation to amounts billed, current contract and reimbursement terms, changes in payor mix, aging of accounts receivable, and other relevant information. Contractual adjustments result from the difference between the billed charges for services performed and the contractual reimbursements by government-sponsored healthcare programs and third-party insurance payors for such services. Estimated adjustments for uncollectible amounts result from the difference between net amounts owed by patients and the estimated amounts to be collected directly from such patients.

The following table disaggregates net patient service revenue by major source for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Commercial/managed care	78%	80%	78%
Medicare	12	12	12
Patients	4	4	4
Attorney liens	2	1	2
Medicaid	1	1	2
Other third-party payors	3	2	2
	100%	100%	100%

Industry

The Company derives a significant portion of its revenue from third-party payor programs. The receipt of future revenues by the Company is subject to, among other factors, federal and state policies affecting the health care industry, economic conditions that may include an inability to control expenses in a period of inflation, increased

BTDI JV, LLP and Subsidiaries

(A Partnership)

Notes to Consolidated Financial Statements - continued

December 31, 2025, 2024 and 2023

competition, market pressures on reimbursement rates, regulatory changes in Medicare/Medicaid reimbursement rates, and other conditions that are difficult to predict. Further, as a healthcare provider, the Company must maintain appropriate licensure, certification, and accreditation and must comply with regulatory billing and coding requirements.

Income Taxes

The Company is treated as a partnership for state and federal tax purposes. For U.S. federal tax purposes, no income tax provision or benefit is recorded in the accompanying consolidated statements of income, as the income flows directly to the partners. However, for Texas purposes, partnerships are subject to the Texas franchise tax. Consequently, the Company records an income tax provision for taxes due to the state of Texas as income tax expense in the accompanying consolidated statements of income. The Company is included in a combined Texas franchise tax return along with other controlled affiliates of BSWH.

The Company follows the provisions of ASC 740, “Income Taxes.” The Company has no gross unrecognized tax benefits in 2025, 2024 nor 2023. The Company files a partnership income tax return in the U.S. federal jurisdiction and a franchise tax return in the state of Texas. The Company does not expect or anticipate a significant change in unrecognized tax benefits over the next twelve months. The Company recognizes accrued interest and penalties as a component of income tax expense.

Leases

The Company determines if an arrangement is a lease at inception by assessing whether an identified asset exists and if the Company has the right to control the use of the identified asset. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of the lease payment using a discount rate that reflects the Company’s estimated incremental borrowing rate. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The Company’s leases of medical office space contain non-lease components which are accounted for separately. Certain lease agreements for real estate include additional charges for actual common area maintenance and other operating expenses. These variable lease payments are recognized in equipment repairs, maintenance and rent and are not included in the right-of-use asset or lease liability balances.

Most leases include one or more options to extend the lease, however, for purposes of calculating the lease liabilities, lease terms are deemed not to include options to extend or terminate the lease until it is reasonably certain that the Company will exercise that option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term and is recorded within equipment repairs, maintenance, and rent expense in the accompanying consolidated statements of income.

Finance leases are reported on the Company’s consolidated balance sheets with the right-of-use assets included in property and equipment, net, and the liabilities included in the current and long-term portions of finance lease obligations.

Right-of-use assets are tested for impairment if circumstances suggest that the carrying amount may not be recoverable. No events have occurred such as fire, flood, or other acts which have impaired the integrity of the Company’s right-of-use assets as of December 31, 2025 or December 31, 2024.

Advertising

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $3,263,000, $3,710,000 and $3,373,000 for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in general, administrative, and other expenses, as well as salaries, wages, and benefits, in the accompanying consolidated statements of income.

BTDI JV, LLP and Subsidiaries

(A Partnership)

Notes to Consolidated Financial Statements - continued

December 31, 2025, 2024 and 2023

3. Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” requiring additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2025-05 and believes that the adoption will not have a material impact on the consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The new standard modernizes the guidance to reflect the software development approaches currently being used by removing all references to “development stages“ from ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” Under ASU 2025-06, only the following criteria in ASC 350-40-25-12(b) and (c) must be met for entities to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance may be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statement disclosures.

4. Goodwill

Goodwill is recorded as a result of business combinations. Changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows (in thousands):

Balance as of December 31, 2023	$277,500
2024 activity	—
Balance as of December 31, 2024	277,500
2025 activity	—
Balance as of December 31, 2025	$277,500

BTDI JV, LLP and Subsidiaries

(A Partnership)

Notes to Consolidated Financial Statements - continued

December 31, 2025, 2024 and 2023

5. Property and Equipment

Property and equipment consists of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Leased buildings and leasehold improvements	$69,178	$61,891
Medical equipment	145,928	137,778
Office equipment	3,263	7,557
Construction-in-progress	5,374	1,272
Property and equipment	223,743	208,498
Accumulated depreciation	(138,662)	(131,824)
Property and equipment, net	$85,081	$76,674

Depreciation expense was approximately $22,182,000, $20,849,000 and $18,894,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

Assets under finance leases, included in property and equipment, are as follows as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Real estate and medical equipment	$25,456	$14,775
Accumulated depreciation	(7,274)	(4,924)
Finance lease assets, net	$18,182	$9,851

6. Other Identifiable Intangible Assets

Trade names acquired by Gateway JV at inception are amortized over a five-year period. Intangible assets consist of the following at December 31, 2025 and 2024 (in thousands):

	2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trade names	$6,109	$(5,600)	$509
Total	$6,109	$(5,600)	$509

	2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trade names	$6,109	$(4,378)	$1,731
Total	$6,109	$(4,378)	$1,731

Amortization expense was approximately $1,222,000, $1,221,000 and $1,222,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

BTDI JV, LLP and Subsidiaries

(A Partnership)

Notes to Consolidated Financial Statements - continued

December 31, 2025, 2024 and 2023

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Contract labor	$4,174	$6,011
Accrued compensation and benefits	3,310	5,804
Franchises taxes payable	2,839	2,452
Other accrued expenses	3,297	382
Capital expenditures	5,065	2,233
Accrued operating expenses	1,436	861
Accrued expenses and other current liabilities	$20,121	$17,743

8. Long-Term Debt

The Company’s long-term debt obligations, excluding finance leases, are reported in the accompanying consolidated balance sheets at carrying value. The long-term debt obligations consist of 78 separate notes that are generally collateralized by property and equipment of the Company and are due at various times starting in June 2026 through December 2031. These notes require monthly principal and interest payments. The Company was in compliance with all financial covenants with respect to long-term debt at December 31, 2025 and 2024.

Long-term debt consists of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
78 notes collateralized by property and equipment with maturities through 2031 and have interest rates ranging from 2.8% to 8.2% with a 6.3% weighted average rate	$34,609	$34,681
Total long-term debt	34,609	34,681
Less: Current portion	(10,135)	(8,402)
Long-term debt, net	$24,474	$26,279

Future maturities of long-term debt as of December 31, 2025 are as follows (in thousands):

2026	$10,135
2027	7,609
2028	6,818
2029	5,837
2030	3,228
Thereafter	982
$34,609

Interest expense was approximately $2,174,000, $1,797,000 and $803,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

9. Finance Lease Obligations

The Company has financed certain medical equipment and real estate under finance leases. Obligations under these arrangements are at interest rates ranging from 5.1% to 14.8%, due through 2033. As of December 31, 2025 and 2024, the weighted average remaining lease term for finance leases is 5.0 years and 5.8 years, respectively, and the weighted average discount rate is 6.2% and 6.2%, respectively.

BTDI JV, LLP and Subsidiaries

(A Partnership)

Notes to Consolidated Financial Statements - continued

December 31, 2025, 2024 and 2023

Finance lease obligations as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Minimum lease payments payable	$22,930	$13,239
Less: Portion representing interest	(3,308)	(2,194)
Finance lease obligations	19,622	11,045
Less: Current portion of finance lease obligations	(3,759)	(1,884)
Long-term portion of finance lease obligations, net	$15,863	$9,161

The table below reconciles the undiscounted cash flows for each of the first five years, and total of the remaining years, to the finance lease liabilities recorded on the consolidated balance sheet as of December 31, 2025 (in thousands):

2026	$4,867
2027	4,590
2028	4,598
2029	4,143
2030	2,992
Thereafter	1,740
Total minimum lease payments	22,930
Less: Amount of payments representing interest	(3,308)
Present value of future minimum lease payments	19,622
Less: Current portion of finance lease obligations	(3,759)
Long-term portion of finance lease obligations	$15,863

The table below presents supplemental cash flow information related to finance leases during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Operating cash flows for finance leases	$1,009	$609	$607
Financing cash flows from finance leases	2,746	1,387	1,120
Lease liabilities arising from obtaining right-of-use-assets, finance leases	11,323	3,253	1,556

The table below presents certain information related to the lease costs for finance leases during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Depreciation on assets under finance leases	$2,351	$1,997	$1,120
Interest on finance leases	1,009	609	607
Total finance leases costs	$3,360	$2,606	$1,727

BTDI JV, LLP and Subsidiaries

(A Partnership)

Notes to Consolidated Financial Statements - continued

December 31, 2025, 2024 and 2023

10. Operating Leases

The Company primarily leases medical office space under noncancellable operating leases which expire at various dates through 2035. Most leases include one or more options to extend the lease, however, for purposes of calculating the lease liabilities, options have only been included if it was reasonably certain the Company would exercise the option on the lease commencement date. The table below presents the operating lease related right-of-use assets and related liabilities recorded on the Company’s consolidated balance sheets and the weighted average remaining lease term and discount rate at December 31, 2025 and 2024 (in thousands):

	2025	2024
Assets:
Operating lease right-of-use assets	$34,102	$33,279
Liabilities:
Current portion of operating lease liabilities	5,810	5,694
Long-term portion of operating lease liabilities, net	31,213	29,092
Other Information:
Weighted-average remaining lease term	5.5 years	5.4 years
Weighted-average discount rate	5.8%	6.0%

The table below presents certain information related to the lease costs for operating leases during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Operating lease costs	$8,716	$8,583	$8,197
Variable lease costs	4,071	2,644	2,340
Other equipment rent	574	907	1,151
Total operating lease costs	$13,361	$12,134	$11,688

The table below presents supplemental cash flow information related to operating leases during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Operating cash flows for operating leases	$9,079	$8,637	$7,276
Right-of-use assets obtained in exchange for lease obligations	9,045	9,489	8,052

The table below reconciles the undiscounted cash flows for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2025 (in thousands):

2026	$7,832
2027	8,163
2028	8,109
2029	6,580
2030	4,768
Thereafter	9,152
Total minimum lease payments	44,604
Less: Amount of payments representing interest	(7,581)
Present value of future minimum lease payments	37,023
Less: Current portion of operating lease liabilities	(5,810)
Long-term portion of operating lease liabilities, net	$31,213

BTDI JV, LLP and Subsidiaries

(A Partnership)

Notes to Consolidated Financial Statements - continued

December 31, 2025, 2024 and 2023

11. Employee Benefit Plans

The Company maintains a qualified retirement savings plan which allows participants to defer from 0% to 100% of cash compensation up to the maximum amount allowed under Internal Revenue Service (“IRS”) guidelines. The Company makes safe harbor matching contributions of up to 3% of each participant’s eligible compensation and may elect to make profit sharing contributions at its discretion. Participants are always vested in their contributions and safe harbor matching contributions. Profit sharing contributions vest over five years, with 20% becoming vested following each full year of service, provided that profit sharing contributions will be 100% vested upon a participant’s death or disability or upon reaching age 62 while employed. The Company’s 401(k) contributions totaled approximately $1,922,000, $1,183,000 and $1,075,000 for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in salaries, wages, and benefits expense in the accompanying consolidated statements of income.

12. Related-Party Transactions

Touchstone provides certain management, consulting, and financial services charged to the Partnership pursuant to a formula, as defined in a management services agreement. The amounts charged as the management fees expense for these services were approximately $34,988,000, $31,409,000 and $27,880,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Under the management services agreement, expenses are reimbursed to Touchstone on an actual cost basis. The amounts for the actual costs of these services for salaries, wages, and benefits expense were approximately $90,344,000, $87,142,000 and $78,749,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The amounts for the actual costs of these services included within radiology fees expense were approximately $13,814,000, $12,743,000 and $3,606,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The amounts for the actual costs of these services included within general, administrative, and other expense were approximately $27,956,000, $12,927,000 and $15,532,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The amounts for the actual costs of these services included within equipment repairs, maintenance, and rent were approximately $1,279,000, $1,131,000 and $1,185,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company leases certain facilities under operating lease agreements with BSWH and Touchstone. The operating lease right-of-use assets and related liabilities are approximately $4,501,000 and $4,573,000, respectively, as of December 31, 2025. The operating lease right-of-use asset and related liabilities are approximately $1,112,000 and $1,284,000, respectively, as of December 31, 2024. These amounts are included in operating lease right-of-use assets and related liabilities on the consolidated balance sheets. The rent expense associated with these agreements is not material.

Amounts due to Touchstone as of December 31, 2025 and 2024, were approximately $9,192,000 and $14,776,000, respectively. Amounts due to BSWH, as of December 31, 2025 and 2024, were approximately $11,962,000 and $25,277,000, respectively. Amounts due to Lumexa Imaging as of December 31, 2025 and 2024, were approximately $2,189,000 and $1,186,000, respectively. Payables to Touchstone, BSWH, and Lumexa Imaging are included as components of related party payables in the accompanying consolidated balance sheets.

The Company performed services for patients covered under certain health insurance plans that are affiliates of BSWH amounting to approximately $22,915,000, $16,971,000 and $13,331,000 for the years ended December 31, 2025, 2024 and 2023, respectively, of which approximately $1,814,000 and $1,614,000 is unpaid as of December 31, 2025 and 2024, respectively, and is included within accounts receivable on the consolidated balance sheets.

In December 2024, the Company's partners agreed to settle an outstanding related party payable for approximately $17,100,000 which gave rise to a gain of approximately $14,100,000, which is classified within general, administrative, and other expenses in the accompanying consolidated statements of income, in order to offset the expense to which the gain relates.

BTDI JV, LLP and Subsidiaries

(A Partnership)

Notes to Consolidated Financial Statements - continued

December 31, 2025, 2024 and 2023

The tables below show the impact of the related party revision discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies. For the consolidated statements of income, the impacts are to the disclosed related party amounts, and there was no impact to the consolidated amounts. The consolidated balance sheet errors detailed below resulted in immaterial corresponding impacts in the respective changes in assets and liabilities line items in the consolidated statements of cash flows; however, there was no impact to net cash provided by operating activities.

(in thousands) Consolidated Statement of Income	Year Ended December 31, 2024
	As Reported	Adjustment	As Revised
Endnote 2: Salaries, wages, and benefits, related party	$89,875	$(2,733)	$87,142
Endnote 3: Radiology fees, related party	15,229	(2,486)	12,743
Endnote 4: Management fees, related party	32,033	(624)	31,409
Endnote 5: General, administrative, and other, related party	14,666	(1,739)	12,927

Consolidated Statement of Income	Year Ended December 31, 2023
	As Reported	Adjustment	As Revised
Endnote 2: Salaries, wages, and benefits, related party	$81,046	$(2,297)	$78,749
Endnote 3: Radiology fees, related party	6,003	(2,397)	3,606
Endnote 4: Management fees, related party	28,469	(589)	27,880
Endnote 5: General, administrative, and other, related party	17,386	(1,854)	15,532

Consolidated Balance Sheet	December 31, 2024
	As Reported	Adjustment	As Revised
Accounts payable	$11,495	$305	$11,800
Related party payables	42,396	(1,157)	41,239
Accrued expenses and other current liabilities	16,891	852	17,743
Total current liabilities	86,762	—	86,762

13. Maintenance Contracts

The Company has entered into long-term maintenance service agreements on medical equipment. These contracts require monthly payments that range from approximately $30,000 to $265,000 and cover routine maintenance and repair of equipment. Expenditures for normal repairs and maintenance are charged to expense as incurred. The agreements expire in 2029. Maintenance expense under long-term service agreements for the years ended December 31, 2025, 2024 and 2023 was approximately $3,935,000, $5,181,000 and $5,968,000, respectively, and is included in equipment repairs, maintenance, and rent expense in the accompanying consolidated statements of income.

Minimum commitments for noncancelable maintenance contracts are as follows (in thousands):

Maintenance Contracts
2026	$8,443
2027	3,756
2028	2,153
2029	207
$14,559

BTDI JV, LLP and Subsidiaries

(A Partnership)

Notes to Consolidated Financial Statements - continued

December 31, 2025, 2024 and 2023

14. Professional Liability Insurance

The Company is insured against professional liability claims on a claims-made basis with continuous prior acts coverage effective as of July 1, 2013. This policy provides coverage for all medical malpractice and general liability claims reported to the insurance carrier during the policy term, which is currently in effect through September 1, 2026 and renews annually. The policy provides coverage of $1,000,000 per incident and $3,000,000 in the aggregate with a $25,000 deductible per incident applicable only to indemnity payments. The limits apply separately to each location and separately to professional liability and general liability. In addition, there is an excess liability policy with limits of $10,000,000 per incident and $10,000,000 annual aggregate, and an umbrella liability policy with limits of $5,000,000 per incident and $5,000,000 annual aggregate applicable to all locations combined. No accrual for incurred but not reported losses was recorded at December 31, 2025 and 2024 as, in management’s opinion, such liabilities, if any, will not have a material effect on the Company’s financial statements.

15. Commitments and Contingencies

The healthcare industry is subject to numerous federal and state laws and regulations. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, physician ownership and self-referral, and Medicare and Medicaid fraud and abuse. Violations of these laws and regulations could result in expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with all applicable laws and regulations. There are no recorded contingencies at December 31, 2025 and 2024.

The Company is subject to various matters including legal proceedings, claims, and audits and investigations that arise in the ordinary course of its business. With respect to these matters, the Company evaluates the developments on a regular basis and accrues a liability when they believe a loss is probable and the amount can be reasonably estimated. Based on current information, the Company does not believe that reasonably possible or probable losses associated with pending matters would either individually or in the aggregate, have a material adverse effect on business and consolidated financial statements. However, the outcome of these matters is inherently uncertain.

16. Charity Care

The Company provides care to patients who lack financial resources and are deemed medically or financially indigent as defined by the Company’s financial assistance policy. Because the Company does not pursue collection of amounts determined to qualify as charity care, these amounts have been removed from net patient service revenue in the accompanying consolidated statements of income. The estimated direct and indirect cost of providing these services, calculated using the ratio of patient care cost to charges, was approximately $7,780,000, $6,102,000 and $5,624,000 in 2025, 2024 and 2023, respectively. In addition, the Company provides services through government-sponsored indigent health care programs (such as Medicaid) to other indigent patients.

17. Subsequent Events

Management has performed an analysis of the activities and transactions subsequent to December 31, 2025 to determine the need for any adjustments to and/or disclosures within the financial statements for the year ended December 31, 2025. Management has performed their analysis through March 30, 2026, the date at which the financial statements were available to be issued. No subsequent events have occurred that would require recognition or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our Principal Executive Officer and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, and due to the material weaknesses in internal controls described below, our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable level of assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies and because the Company qualifies as an “emerging growth company” under the Jumpstart Our Business Start-ups Act of 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, in connection with the preparation of our consolidated financial statements as of and for the years ended December 31, 2024 and 2023, our management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified were as follows:

(i) We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with the appropriate knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, amongst other things, insufficient segregation of duties in the finance and accounting functions;

(ii) We did not design and maintain an effective risk assessment process at a precise enough level to identify and respond to risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting;

(iii) We did not design and maintain effective controls over the accounting for revenue from contracts with customers. Specifically, we did not formally document controls in place within the revenue cycle, including controls over our estimation process for the allowance for price concessions and controls to assess principal versus agent considerations within our revenue arrangements. This material weakness resulted in the restatement of our previously-issued financial statements and other audit adjustments that were immaterial;

(iv) We did not design and maintain effective controls to ensure adequate segregation of duties within our financial reporting function, including controls related to account reconciliations and journal entries. Specifically, certain personnel have incompatible duties including the ability to (a) create and post manual journal entries without an independent review and (b) prepare and review account reconciliations;

The material weaknesses described above resulted in immaterial adjustments, which were recorded prior to the issuance of the consolidated financial statements as of and for the years ended December 31, 2024 and 2023.

(v) We did not design and maintain effective information technology general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:

•
program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately;
•
user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel;
•
computer operations controls to ensure that processing and transfer of data, and data back-ups and recovery are monitored; and
•
program development controls to ensure that new software development is tested, authorized and implemented appropriately.

These material weaknesses could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Had we performed an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by management, and those control deficiencies could have also represented one or more material weaknesses.

Remediation Plans

In an effort to remediate these material weaknesses, we have retained an accounting consulting firm to provide additional depth and breadth in our technical accounting and financial reporting capabilities. We have also hired and plan to hire additional qualified accounting, finance and IT personnel to provide needed levels of expertise in our internal accounting and IT functions and maintain appropriate segregation of duties. We are also in the process of implementing additional technology platforms and related internal IT policies to support our internal controls. We intend to complete an appropriate risk assessment to identify relevant risks and specify needed objectives. We also intend to formalize and communicate our policies and procedures surrounding our financial close, financial reporting and other accounting processes. Furthermore, we intend to further develop and document necessary policies and procedures regarding our internal control over financial reporting.

These material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time and management has concluded, through testing, that the controls are effective. Accordingly, the material weaknesses were not remediated as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (our “2026 Proxy Statement”) and is incorporated herein by reference.

We have adopted a code of business conduct and ethics applicable to our employees, physicians, officers and directors, including all employees, physicians, officers and directors of our subsidiaries and our consolidated affiliates. Our code of business conduct and ethics is available on our principal corporate website at ir.lumexaimaging.com. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K. We intend to make all required disclosures regarding any amendments to, or waivers from, any provisions of our code of business conduct and ethics on our website.

We have adopted an insider trading policy that outlines the procedures which employees, physicians and directors of the Company and its consolidated affiliates must follow to ensure compliance with rules related to insider trading. In addition, the Company will not trade in company securities in violation of applicable securities laws or stock exchange listing standards. A copy of our insider trading policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The consolidated financial statements and related notes thereto are listed in the accompanying Index to Consolidated Financial Statements and are filed as part of this Annual Report on Form 10-K.

Financial Statement Schedules

Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or related notes thereto.

Exhibit Index

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Lumexa Imaging Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Lumexa Imaging Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2025).

3.2

Amended and Restated Bylaws of Lumexa Imaging Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Lumexa Imaging Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2025).

4.1*	Description of Capital Stock.
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Lumexa Imaging Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 2, 2025).
10.1

Registration Rights Agreement, dated as of January 1, 2018, by and among Lumexa Imaging Equity Holdco LLC (as successor to U.S. Imaging Partners Holdings, LLC) and the Investors named therein (incorporated by reference to Exhibit 10.1 to Lumexa Imaging Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 2, 2025).

10.2

Stockholders Agreement, dated December 12, 2025, between Lumexa Imaging Holdings, Inc. and certain entities affiliated with Welsh, Carson, Anderson & Stowe (incorporated by reference to Exhibit 99.1 to Lumexa Imaging Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2025).

10.3

Form of Indemnification Agreement between Lumexa Imaging Holdings, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to Lumexa Imaging Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 2, 2025).

10.4+

Lumexa Imaging Holdings, Inc. 2025 Equity and Incentive Plan and related form agreements (incorporated by reference to Exhibit 10.4 to Lumexa Imaging Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 2, 2025).

10.5+

Executive Chairman Agreement, by and between US Radiology Specialists, Inc., US Radiology Specialists Holdings, LLC and Lee Cooper, dated as of December 14, 2024 and effective as of January 1, 2025 (incorporated by reference to Exhibit 10.6 to Lumexa Imaging Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 2, 2025).

10.6+

Employment Agreement by and between US Radiology Specialists, Inc. and Caitlin Zulla, dated as of December 14, 2024 and effective as of January 1, 2025 (incorporated by reference to Exhibit 10.7 to Lumexa Imaging Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 2, 2025).

10.7+

Employment Agreement by and between U.S. Imaging Partners, Inc. and Julie Szeker, effective as of January 1, 2018 (incorporated by reference to Exhibit 10.8 to Lumexa Imaging Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 2, 2025).

10.8*+	Employment Agreement by and between US Radiology Specialists, Inc. and J. Anthony Martin, dated as of December 23, 2024 and effective as of January 1, 2025.
10.9

Administrative Services Agreement, dated December 12, 2025, by and between Lumexa Imaging Holdings, Inc. and Lumexa Imaging Equity Holdco, LLC (incorporated by reference to Exhibit 99.3 to Lumexa Imaging Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2025).

10.10

Amended and Restated Credit Agreement, dated as of December 15, 2020, by and among US Radiology Specialists, Inc. and US Outpatient Imaging Specialists, Inc., as Borrowers, US Radiology Specialist Intermediate Holdings, Inc. and US Outpatient Imaging Specialists Intermediate Holdings, Inc., as Holding Entities, and Barclays Bank PLC, as Administrative Agent, Collateral Agent, an Issuing Bank and Swing Line Lender and the other lenders party thereto (incorporated by reference to Exhibit 10.11 to Lumexa Imaging Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 2, 2025).

10.11

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 31, 2021, by and among US Radiology Specialists, Inc., a Delaware Corporation, US Outpatient Imaging Specialists, Inc., US Radiology Specialists Intermediate Holdings, Inc., US Outpatient Imaging Specialists Intermediate Holdings, Inc., the lenders party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.12 to Lumexa Imaging Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 2, 2025).

10.12

Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of March 21, 2023, by and among, US Outpatient Imaging Specialists, Inc., US Radiology Specialists Intermediate Holdings, Inc., US Outpatient Imaging Specialists Intermediate Holdings, Inc., the lenders party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.13 to Lumexa Imaging Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 2, 2025).

10.13

Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of July 16, 2024, by and among, US Radiology Specialists, Inc., US Outpatient Imaging Specialists, Inc., US Radiology Specialists Intermediate Holdings, Inc., US Outpatient Imaging Specialists Intermediate Holdings, Inc., the other Loan Parties party thereto, the lenders party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.14 to Lumexa Imaging Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 2, 2025).

10.14

Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of November 22, 2024,by and among, US Radiology Specialists, Inc., US Outpatient Imaging Specialists, Inc., US Radiology Specialists Intermediate Holdings, Inc., US Outpatient Imaging Specialists Intermediate Holdings, Inc., the other Loan Parties party thereto, the lenders party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.15 to Lumexa Imaging Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 2, 2025).

10.15

Amendment No. 5 to Credit Agreement, dated as of December 17, 2025, among Lumexa Imaging, Inc. and Lumexa Imaging Outpatient, Inc., as borrowers, Lumexa Imaging Intermediate Holdings, Inc. and Lumexa Imaging Outpatient Intermediate Holdings, Inc., as holding entities, the other Loan Parties party thereto, the Lenders party thereto and Barclays Bank PLC, as administrative agent, an Issuing Bank and the Swing Line Lender (incorporated by reference to Exhibit 10.1 to Lumexa Imaging Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 18, 2025).

10.16

Executive Severance Plan, dated as of January 24, 2024 (incorporated by reference to Exhibit 10.9 to Lumexa Imaging Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on December 2, 2025).

10.17

Transition Letter Agreement, dated as of January 13, 2026, between Lumexa Imaging Holdings, Inc. and Julie Szeker (incorporated by reference to Exhibit 10.1 to Lumexa Imaging Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on January 15, 2026).

19.1*	Insider Trading Policy of Lumexa Imaging Holdings, Inc.
21.1*	List of subsidiaries of Lumexa Imaging Holdings, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*+	Clawback Policy of Lumexa Imaging Holdings, Inc.

+ Indicates management contract or compensatory plan.

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Lumexa Imaging Holdings, Inc.

Date: March 30, 2026	By:	/s/ Caitlin Zulla
Caitlin Zulla
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on March 30, 2026, in the capacities indicated.

Name	Title	Date

/s/ Caitlin Zulla	Chief Executive Officer and Director	March 30, 2026
Caitlin Zulla	(Principal Executive Officer)

/s/ J. Anthony Martin	Chief Financial Officer	March 30, 2026
J. Anthony Martin	(Principal Financial Officer)

/s/ James E. Walker, Jr.	Chief Accounting Officer	March 30, 2026
James E. Walker, Jr.	(Principal Accounting Officer)

/s/ Lee Cooper	Chair of the Board	March 30, 2026
Lee Cooper

/s/ Molly Joseph	Lead Independent Director	March 30, 2026
Molly Joseph

/s/ Brett Brodnax	Director	March 30, 2026
Brett Brodnax

/s/ Glenn Eisenberg	Director	March 30, 2026
Glenn Eisenberg

/s/ Bridget Karlin	Director	March 30, 2026
Bridget Karlin
/s/ Dr. Matthew Lungren	Director	March 30, 2026
Dr. Matthew Lungren

/s/ Dr. Robert Mittl	Director	March 30, 2026
Dr. Robert Mittl

/s/ Brian Regan	Director	March 30, 2026
Brian Regan