Form 10-Q
period 2026-03-31
Lumexa Imaging Holdings, Inc.
filed 2026-05-12
CIK 2071288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2026, the registrant had 96,080,735 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for common shares)

	MARCH 31	DECEMBER 31
	2026	2025
ASSETS
Cash and cash equivalents	$51,226	$58,828
Accounts receivable	118,141	112,942
Accounts receivable, related party	15,942	18,893
Other receivables	20,045	19,015
Prepaid expenses	16,534	17,582
Total current assets	221,888	227,260
Property and equipment, net of accumulated depreciation	150,127	144,709
Operating lease right-of-use assets	76,175	76,555
Investments in unconsolidated affiliates	420,519	423,191
Intangible assets, net of accumulated amortization	40,245	41,335
Goodwill	807,554	807,554
Other assets	46,845	43,953
TOTAL ASSETS(1)	$1,763,353	$1,764,557
LIABILITIES AND EQUITY
Accounts payable	$37,168	$44,857
Accrued expenses and other current liabilities	80,174	95,561
Accounts receivable pledging arrangement	1,693	1,599
Current portion of long-term debt	13,437	13,112
Current portion of finance lease liabilities	13,408	11,552
Current portion of operating lease liabilities	12,053	12,513
Total current liabilities	157,933	179,194
Long-term debt, less current maturities	816,974	819,029
Long-term finance lease liabilities, less current maturities	38,483	33,262
Long-term operating lease liabilities, less current maturities	71,402	71,437
Deferred income taxes	41,498	40,772
Other liabilities	37,443	34,740
Total liabilities(1)	1,163,733	1,178,434
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 96,080,735 shares issued and outstanding at March 31, 2026 and 96,109,927 shares issued and outstanding at December 31, 2025	96	96
Additional paid-in-capital	1,228,867	1,217,087
Accumulated deficit	(629,343)	(631,060)
Total equity	599,620	586,123
TOTAL LIABILITIES AND EQUITY	$1,763,353	$1,764,557

(1)
The Company’s condensed consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”), that can only be used to settle obligations and liabilities of the VIE and for which creditors do not have recourse to the primary beneficiary (Lumexa Imaging Holdings, Inc.). As of March 31, 2026 and December 31, 2025, total assets of consolidated VIEs consisted of accounts receivable of $53,434 and $49,560, respectively; accounts receivable, related party of $4,203 and $5,811, respectively; prepaid expenses of $1,383 and $1,502, respectively; other receivables of $5,540 and $4,463, respectively; property and equipment, net of accumulated depreciation of $17,803 and $17,669, respectively; operating lease right-of-use assets of $9,391 and $9,541, respectively; goodwill of $101,802 and $101,802, respectively; investments in unconsolidated affiliates of $53,065 and $54,087, respectively; and other assets of $24,059 and $21,554, respectively. As of March 31, 2026 and December 31, 2025, total liabilities of consolidated VIEs consisted of accounts payable of $336 and $373, respectively; accrued expenses and other current liabilities of $12,025 and $18,150, respectively; current portion of operating leases of $1,599 and $1,647, respectively; other liabilities of $28,252 and $25,724, respectively; and long-term operating lease liabilities, less current maturities of $8,392 and $8,492, respectively. See Note 10 “Variable Interest Entities” for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except for share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2026	2025
REVENUES:
Net patient service revenue	$188,992	$184,217
Net patient service revenue, related party	8,326	8,081
Management fee and other revenue	5,677	5,323
Management fee and other revenue, related party	49,542	47,380
Total revenues	252,537	245,001
OPERATING EXPENSES:
Cost of operations, excluding depreciation and amortization	217,755	208,397
General and administrative expenses	20,335	17,492
Depreciation and amortization	9,922	9,051
Loss (gain) on disposal of property and equipment	137	(162)
Total operating expenses	248,149	234,778
Equity in earnings of unconsolidated affiliates	15,024	15,318
INCOME FROM OPERATIONS	19,412	25,541
OTHER EXPENSES:
Interest expense	16,331	29,849
INCOME (LOSS) BEFORE INCOME TAXES	3,081	(4,308)
Income tax provision	1,364	3,379
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$1,717	$(7,687)
Weighted average shares outstanding:
Basic	95,983,233	69,523,369
Diluted	95,983,243	69,523,369
Net income (loss) per common share:
Basic	$0.02	$(0.11)
Diluted	$0.02	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMEXA IMAGIng holdings, inc. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except common shares)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	paid-in-capital	Deficit	Equity
Balance at December 31, 2024	69,523,830	$70	$745,540	$(583,956)	$161,654
Capital contributions	32,885	—	660	—	660
Stock-based compensation	—	—	6,374	—	6,374
Net loss	—	—	—	(7,687)	(7,687)
Balance at March 31, 2025	69,556,715	$70	$752,574	$(591,643)	$161,001

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	paid-in-capital	Deficit	Equity
Balance at December 31, 2025	96,109,927	$96	$1,217,087	$(631,060)	$586,123
Forfeiture of restricted stock awards	(29,192)	—	—	—	—
Forfeiture of restricted stock units related to retention bonus	—	—	(494)	—	(494)
Stock-based compensation	—	—	12,274	—	12,274
Net income	—	—	—	1,717	1,717
Balance at March 31, 2026	96,080,735	$96	$1,228,867	$(629,343)	$599,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,717	$(7,687)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	9,922	9,051
Amortization of operating lease right-of-use assets	3,957	3,739
Amortization of debt issuance costs	717	1,433
Amortization of cloud computing implementation costs	161	113
Equity in earnings of unconsolidated affiliates	(15,024)	(15,318)
Distributions from investments in unconsolidated affiliates	17,696	18,281
Loss (gain) on disposal of property and equipment	137	(162)
Deferred income taxes	726	1,499
Stock-based compensation	12,274	6,374
Other	(494)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,199)	(8,470)
Accounts receivable, related party	2,951	85
Capitalized cloud computing implementation costs	(1,982)	(1,356)
Other receivables	(1,030)	(5,955)
Prepaid expenses	1,570	(1,994)
Other assets	(2,363)	(9,083)
Accounts payable	(7,738)	2,490
Accrued expenses and other current liabilities	(13,697)	(11,322)
Other liabilities	2,703	7,555
Operating lease liabilities	(4,072)	(3,235)
Net cash provided by (used in) operating activities	2,932	(13,962)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale or disposal of property and equipment	40	281
Purchases of property and equipment	(5,314)	(1,001)
Net cash used in investing activities	(5,274)	(720)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,122	496
Payments of long-term debt	(3,227)	(3,893)
Payments of finance lease liabilities	(3,249)	(1,409)
Capital contributions	—	660
Proceeds from accounts receivable pledging arrangement	94	—
Net cash used in financing activities	(5,260)	(4,146)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,602)	(18,828)
CASH AND CASH EQUIVALENTS, beginning of period	58,828	26,131
CASH AND CASH EQUIVALENTS, end of period	$51,226	$7,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Business

Lumexa Imaging Holdings, Inc., a Delaware corporation, (the “Company”) was incorporated on November 14, 2025. On December 10, 2025, Lumexa Imaging Equity Holdco, LLC (formerly US Radiology Specialists Holdings LLC) (“Holdings LLC”) contributed 100% of its equity in its wholly owned consolidated operating entities to the Company in exchange for 68,856,706 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at the time of the pricing of the Company’s initial public offering (“IPO”), and the Company agreed to issue certain additional shares of Common Stock in the future in respect of certain incentive units of Holdings LLC (“Incentive Units”) that remained outstanding after the IPO (such contribution, the “Equity Reorganization”). The number of shares received by Holdings LLC in the Equity Reorganization was calculated based on a distribution ratio of 1 share of Common Stock per 9 units of Holdings LLC. The Equity Reorganization was accounted for as a common control transaction as it did not result in a change of control over the Company's operating entities. The consolidated historical financial statements prior to the IPO are those of Holdings LLC and its consolidated subsidiaries after giving effect to the Equity Reorganization.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Financial Statement Presentation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and controlled affiliates that are considered to be VIEs for which the Company is the primary beneficiary. See “Variable Interest Entities” below for further discussion of the Company’s VIEs. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method of accounting.

All intercompany accounts and transactions with consolidated entities have been eliminated in consolidation. The Company does not have any components of other comprehensive income within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income (loss) in its condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

The Company presents equity in earnings from investments in unconsolidated affiliates as a component of operating income since the activities of the investees are closely aligned with the operations of the Company.

The Company has prepared the accompanying condensed consolidated financial statements in accordance with US GAAP for interim financial information, and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for complete annual financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026 and its results of operations and cash flows for the three months ended March 31, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025, was derived from audited annual consolidated financial statements but does not contain all of the footnote disclosures from the audited consolidated financial statements.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2025 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant assumptions and estimates underlying these condensed consolidated financial statements and accompanying notes involve calculation of the Company’s provision for price concessions reducing revenue, allowances on accounts receivable, the fair value of assets and liabilities acquired in business combinations, the fair value of equity issued in business combinations, useful lives of property and equipment, long-lived asset and goodwill impairment analyses, valuation allowance on deferred tax assets and the fair value of equity awards. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. Although the Company believes its assumptions are reasonable, actual results could differ from those estimates.

Variable Interest Entities

US GAAP requires an entity to consolidate a VIE if the entity is determined to be the primary beneficiary of the VIE. Under the VIE model, the primary beneficiary is the party that meets both the following criteria: it has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses, or the right to receive benefits, from the VIE that could potentially be significant to the VIE. The Company determines whether the Company is the primary beneficiary of a VIE through a qualitative analysis. As the primary beneficiary, the VIE’s assets, liabilities and results of operations are included in the Company’s consolidated financial statements (see Note 10 “Variable Interest Entities”). The creditors of the VIEs do not have recourse to the Company’s general credit, however, the Company may need to provide financial support to cover any operating expenses in excess of operating revenues in the VIEs. The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status, if any, are applied prospectively.

The condensed consolidated financial statements include VIEs in which the Company is the primary beneficiary. Those VIEs include Charlotte Radiology, P.A. (“CRAD”), Connexia, LLC (“Connexia”), South Jersey Radiology Associates, P.A. (“South Jersey”), Radiology Associates of Burlington County, P.A. (“RABC”), Larchmont Imaging Associates, L.L.C. (“LIA”), Upstate Carolina Radiology, P.A. (“UCR”), and Windsong Radiology Group, P.C. (“Windsong”) (collectively, the “VIE Physician Practices”). Additionally, one of the Company’s wholly owned subsidiaries, American Health Imaging, Inc. (“AHI”), provides management and administrative services to five unaffiliated physician-owned imaging centers which use the AHI name (“Franchise Centers”). The Franchise Centers are also considered VIEs that the Company consolidates. Transactions with VIEs are eliminated in consolidation.

Revenues

Net Patient Service Revenues

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

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following table disaggregates net patient service revenue by major third-party payor source for the periods presented:

	THREE MONTHS ENDED MARCH 31
	2026	2025
Commercial insurance	57%	57%
Government—Medicare	24	24
Government—Medicaid	4	5
Attorney liens	4	5
Self-pay	4	3
Other third-party payors	7	6
	100%	100%

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

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company recognizes management fee revenue on a monthly basis as the performance obligations are satisfied over time (i.e., monthly revenues are recorded for the month to which the services relate), and any unpaid amounts are reflected in accounts receivable, related party in the consolidated balance sheets. The performance obligation with respect to management fee revenue is treated as a series of distinct services provided over the related contracts’ terms, because each month of services performed is substantially the same and has the same pattern of transfer to the customer. The remaining variable consideration at the end of each reporting period is allocated entirely to that single performance obligation. See Note 12 “Related Party Transactions” for further information regarding the Company’s related party transactions.

Management Fee and Other Revenue

Management fee and other revenue primarily consists of management and administrative services performed for third-party hospitals. This revenue is recognized as the performance obligations are satisfied over time and any unpaid amounts are reflected in accounts receivable in the condensed consolidated balance sheets.

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

The Company’s percentage of accounts receivable by payor class was as follows:

	MARCH 31,	DECEMBER 31,
	2026	2025
Commercial insurance	40%	42%
Attorney liens	36	36
Government—Medicare	12	12
Government—Medicaid	3	3
Self-pay	1	1
Other third-party payors	8	6
	100%	100%

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

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

Concentration of Credit Risk and Significant Customers

No single customer exceeded 10% of net patient service revenue during the three months ended March 31, 2026 and 2025.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable. The Company maintains its cash balances principally in major financial institutions. The cash is subject to credit risk to the extent that the balances exceed the FDIC insured limit of $250,000.

Management regularly considers its ability to collect outstanding receivable balances. The Company receives payments for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, employers, attorneys and patients.

The Company recognizes that revenues and receivables from commercial payors and government agencies are significant to its operations but does not believe there are significant credit risks associated with these counterparties.

The Company owns 49% of an investment in an unconsolidated affiliate, BTDI JV, LLP (“BTDI”), which made up 72% and 72% of management fees and other revenue, related party, during the three months ended March 31, 2026 and 2025, respectively, and 63% and 60% of accounts receivable, related party, as of March 31, 2026 and December 31, 2025, respectively. Refer to Note 12 “Related Party Transactions” for further discussion on the related party relationships.

Holdings LLC Common Units

Prior to the IPO, Holdings LLC had historically issued common units of Holdings LLC (“Common Units”) in exchange for cash. Additionally, affiliates of the Company (the “Holding Companies”), whose only assets were Common Units, had issued their own equity in conjunction with the acquisition of certain physician practices. Shares of the Holding Companies generally vest on a cliff basis after five years of service or upon a sale of Holdings LLC.

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

Net Income (Loss) Per Share

The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common share and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase. The diluted net income (loss) per common share is computed by giving effect to all potentially dilutive securities outstanding for the period. Equity awards with only a service condition are included in diluted net income per common share under the treasury stock method. Equity awards containing a market condition are excluded under the treasury stock method unless the condition has been met at the end of the applicable reporting period. For periods in which the Company reports net losses, diluted net loss per common share is the same as basic net loss per common share, because potentially dilutive common shares are not assumed to have been issued if their effect is antidilutive. For example, Holdings LLC Incentive Units are considered participating securities prior to the Company’s Equity Reorganization that occurred (See Note 1) in connection with the IPO because they contractually entitled the holders of such units to participate in dividends. However, the Incentive Units do not contractually require such holders to participate in Holdings LLC’s losses, and therefore during periods of loss, Incentive Units are excluded from the number of weighted average common shares outstanding for calculating basic loss per common share.

For the purposes of determining the basic and diluted weighted-average number of common shares outstanding during the periods presented that are prior to the IPO, the Company retrospectively reflected the Equity Reorganization. As such, the basic and diluted weighted-average number of common shares outstanding for those periods reflect the contribution by the Company of shares of Common Stock to Holdings LLC on a 1 share of Common Stock to 9 units of Holdings LLC ratio, assuming that all such shares of Common Stock were issued and outstanding as of the beginning of the earliest period presented. In periods following the Equity Reorganization, only shares of the Company’s Common Stock represent participating securities.

Holdings LLC Incentive Unit Plan

Prior to the IPO, Holdings LLC granted incentive units to key employees, directors and physicians achieving partner status under its 2018 Equity Incentive Plan. Compensation expense is recognized for all incentive unit awards based on estimated fair value on the grant date. Unit-based compensation is expensed over the requisite service period using the straight-line method for awards with time-based vesting criteria, and forfeitures are accounted for as they occur. Upon a qualifying liquidity event of Holdings LLC, which is defined as the date when all or substantially all of the Holdings LLC’s securities have been sold, all time-based incentive units outstanding will vest. Certain incentive unit awards have performance-based vesting criteria based on the achievement of a qualifying liquidity event. Awards with performance criteria will vest, and the related compensation expense will be recognized, when the probability of a qualifying liquidity event is probable. The fair value of awards is computed using the Monte Carlo simulation which is affected by Holdings LLC’s unit price and related volatility, expected dividend yield, term of the award, exercise price and risk-free interest rate. As part of the IPO, outstanding Holdings LLC Incentive Units either remained outstanding, were converted to shares of the Common Stock or converted to new equity awards in the Company under the Lumexa Imaging Holdings, Inc. 2025 Equity and Incentive Plan (“2025 Equity Plan”). See Note 8 “Stock-Based Compensation” for further discussion.

Stock-based Compensation

The Company has issued stock-based awards to key employees and directors under the 2025 Equity Plan in the form of restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and stock options. The Company accounts for these stock-based awards based on their grant date fair values. Determining the grant date fair values of stock-based awards requires management to make assumptions and judgments. The fair value of awards with market conditions is computed using the Monte Carlo simulation which is affected by the Company’s stock price and related volatility, expected dividend yield, term of the award, exercise price and risk-free interest rate. The fair value of service-based RSUs and RSAs is determined using the Company’s stock price as of the date of grant. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions. Stock-based compensation expense is recognized on a straight-line basis for awards with service vesting conditions, whereas awards with market conditions are recognized using the accelerated attribution method. Forfeitures are accounted for as they occur. See Note 8 “Stock-based Compensation” for further discussion.

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

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

The capitalized cloud computing software implementation costs are reported as a component of prepaid expenses and other assets on the condensed consolidated balance sheets. As of March 31, 2026, the Company had $2.4 million (within prepaid expenses) and $5.5 million (within other assets) of such costs on the condensed consolidated balance sheet. As of December 31, 2025, the Company had $1.3 million (within prepaid expenses) and $4.6 million (within other assets) of such costs on the condensed consolidated balance sheets.

These costs are amortized using the straight line method over their respective contract service periods, including periods covered by an option to extend, ranging from one to 10 years. Amortization expense for capitalized cloud computing implementation costs for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.1 million, respectively, and is included in cost of operations, excluding depreciation and amortization in the condensed consolidated statements of operations and comprehensive income (loss).

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which the Company has the ability to exert significant influence but less than a controlling interest are accounted for using the equity method of accounting. Investments in unconsolidated affiliates are initially recorded at cost, unless there is a deconsolidation where the investments are a result of the Company no longer having control of a previously controlled entity but still retaining a non-controlling interest. Under the equity method of accounting, the Company’s proportionate share of an investee’s net assets is reflected on the Company’s consolidated balance sheets and the Company’s proportionate share of earnings and losses are reflected on the Company’s consolidated statements of operations and comprehensive loss. The Company assesses the carrying value of its investments in unconsolidated affiliates annually or more frequently if events arise that may indicate that the value of the investment is not recoverable. The Company examines potential impairments by considering factors such as current economic and market conditions and the operating performance of the investees. Should such examination indicate that an impairment is more than short-term in nature, a charge to earnings and the carrying value of the investment would be recorded. As of December 31, 2025, the Company performed its annual assessment of investments in unconsolidated affiliates and determined that these investments were not impaired.

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

As of March 31, 2026 and December 31, 2025, all of the Company’s long-lived assets were located in the United States, and for the three months ended March 31, 2026 and 2025, all revenue was earned in the United States.

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

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2025-05 on January 1, 2026 on a prospective basis. There was no impact on the Company’s condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disclosure of information about certain costs and expenses that are included in relevant expense captions on the face of the income statement. The amendments require disclosure of specific expense categories in the notes to the financial statements for both interim and annual reporting periods. The amendment also requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax to statutory rates, as well as additional disaggregation of taxes paid in both U.S. and foreign jurisdictions. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. The Company has elected to take advantage of the extended transition period pursuant to Section 107 of the Jump Start Our Business Startups Act (“JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. This permits an emerging growth company, like the Company, to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As a result, ASU No. 2023-09 is effective for the Company’s annual consolidated financial statements for the fiscal year ending December 31, 2026. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statement disclosures.

3. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except for common share and per common share data):

	THREE MONTHS ENDED MARCH 31
	2026	2025
Numerator:
Net income (loss)	$1,717	$(7,687)
Denominator:
Weighted-average common shares outstanding, basic	95,983,233	69,523,369
Add share issuable upon exercise or vesting of dilutive stock options, RSAs or RSUs	10	—
Weighted-average common shares outstanding, diluted	95,983,243	69,523,369
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.11)
Diluted	$0.02	$(0.11)

As of March 31, 2026, potentially dilutive securities associated with approximately 3.2 million stock options and 1.0 million RSUs were excluded from the computation of diluted loss per common share because including them would have had an anti-dilutive effect.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

As of March 31, 2025, Common Stock associated with potentially dilutive securities associated with 12.3 million Incentive Units, were excluded from the computation of diluted net loss per common share because including them would have had an anti-dilutive effect.

For the purposes of determining the basic and diluted weighted-average number of common shares outstanding as of March 31, 2025, the Company retrospectively reflected the Equity Reorganization that occurred (See Note 1) in connection with the IPO. As such, the basic and diluted weighted average number of common shares outstanding for those periods reflect the contribution by the Company of shares of Common Stock to Holdings LLC on a 1 share of Common Stock to 9 units of Holdings LLC ratio, assuming that all such shares of Common Stock were issued and outstanding as of the beginning of the earliest period presented.

4. Supplemental Cash Flow Information

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15,614	$28,416
Cash paid for income taxes, net	$30	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under finance leases	$10,754	$4,031
Right of use assets acquired under operating leases	$3,074	$2,464
Purchase of property and equipment in accounts payable and accrued expenses	$6,860	$1,954

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2026	2025
Accrued compensation and benefits	$24,822	$39,625
Contract labor	5,664	7,753
Medical claims payable	3,850	3,912
Profit sharing plan	18,651	14,870
Medical malpractice accrual	6,982	6,395
Taxes payable	535	421
Accrued professional fees	4,380	8,671
Accrued severance	1,062	1,978
Other accrued expenses	14,228	11,936
Total	$80,174	$95,561

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

6. Long-Term Debt

The following is a summary of the Company’s long-term debt (in thousands):

	MARCH 31,	DECEMBER 31,
	2026	2025
Senior secured term loan	$822,938	$825,000
Promissory notes	17,398	17,441
Accounts receivable pledging arrangement	1,693	1,599
Total debt obligations	842,029	844,040
Less debt issuance costs and discount	(9,925)	(10,300)
Long-term debt, net of debt issuance costs	832,104	833,740
Less accounts receivable pledging arrangement	(1,693)	(1,599)
Less current maturities of long-term debt	(13,437)	(13,112)
Long-term debt, less current maturities	$816,974	$819,029

Scheduled maturities of long-term debt as of March 31, 2026, excluding the Accounts Receivable Pledging Arrangement, were as follows (in thousands):

Years Ending December 31,
2026 (remaining nine months)	$10,015
2027	13,729
2028	12,768
2029	10,505
2030	9,486
Thereafter	783,833
Total	$840,336

Senior Secured Credit Facility

On December 15, 2020, the Company entered into a senior secured credit agreement (“Original Credit Agreement”) consisting of a secured term loan facility of $790 million (“Original Term Loan”) and a secured revolving credit facility of $165 million (“Original Revolving Credit Facility”). On December 31, 2021, the Company entered into Incremental Amendment No. 1 (“First Amendment”) to its Original Credit Agreement. The First Amendment consisted of an additional $450 million incremental term loan. All other terms of the Original Credit Agreement remained unchanged. On March 21, 2023, the Company entered into Amendment No. 2 (“Second Amendment”) to its Original Credit Agreement. The Second Amendment transitioned the term loan benchmark interest rate from Eurodollar to Secured Overnight Financing Rate (“SOFR”) interest pricing. On July 16, 2024, the Company entered into Amendment No. 3 (“Third Amendment”) to its Original Credit Agreement. The Third Amendment reduced the Original Term Loan’s interest rate to SOFR, plus 4.75% per annum (where the applicable SOFR rate had a 0.5% floor). On November 22, 2024, the Company entered into Amendment No. 4 (“Fourth Amendment”) to its Original Credit Agreement. The Fourth Amendment extended the maturity to the Original Revolving Credit Facility to September 2027.

On December 17, 2025, the Company entered into Amendment No. 5 to the Original Credit Agreement (Original Credit Agreement, as so amended, the “Amended Credit Agreement”). The Amended Credit Agreement provides for (i) a secured term loan facility of $825.0 million (“Refinancing Term Loan”) and (ii) a secured revolving line of credit of $250.0 million (“Amended Revolving Credit Facility”). The Refinancing Term Loan bears interest at SOFR plus 3.0%, or the Prime Rate plus 2.0%, and matures in December 2032. The Amended Revolving Credit Facility bears interest at SOFR plus 3.0%, or the Prime Rate plus 2.0%, and matures in December 2030. Proceeds from the Refinancing Term Loan of $825.0 million, along with $406.4 million of the Company’s IPO proceeds, were utilized to repay the term loans in full that were outstanding under the Original Credit Agreement. The Refinancing Term Loan requires quarterly principal payments of $2.1 million.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

The Amended Credit Agreement was evaluated under ASC 470-50, Debt-Modifications and Extinguishments. The borrowings under the Original Credit Agreement and the Amended Credit Agreement represented a loan syndication. As such, the accounting for the Amended Credit Agreement was evaluated on a lender by lender basis and resulted in new borrowings, extinguishments and modifications depending on each lender’s participation or lack thereof in the Amended Credit Agreement and the Original Credit Agreement. The Company incurred a total of $19.3 million in third party and lender costs as part of the Amended Credit Agreement. The Company capitalized $5.4 million and $5.9 million of costs associated with the Refinancing Term Loan and Amended Revolving Credit Facility, respectively. Such amounts are reported in Long-term debt, less current maturities and Other assets, respectively, on the condensed consolidated balance sheet as of December 31, 2025. The remaining $8.0 million of costs were expensed within Loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2025. Additionally, as part of the Amended Credit Agreement, $5.4 million of previously capitalized debt issuance costs were expensed within Loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2025.

As of both March 31, 2026 and December 31, 2025, the interest rate on the Refinancing Term Loan was 6.7%. No amounts were outstanding under the Amended Revolving Credit Facility as of March 31, 2026 or December 31, 2025. Additionally, a commitment fee accrues per annum on the unused revolver commitments. The fee varies based on the Company’s leverage ratio. As of March 31, 2026 and December 31, 2025, the unused commitment fee was 0.50%. The fair value of the Refinancing Term Loan, which is classified within Long Term Debt on its condensed consolidated balance sheets, was $825.0 million and $829.0 million as of March 31, 2026 and December 31, 2025, respectively. The fair value estimates for the Company’s Refinancing Term Loan are based on bid quotes for comparable liabilities in inactive markets, a Level 2 input.

Covenants

The Amended Credit Agreement contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to incur additional debt, pay dividends and other distributions, and engage in certain other transactions as specified therein. Failure to comply with these covenants could constitute an event of default notwithstanding the Company’s ability to meet its debt service obligations. The Company’s financial covenant is triggered if outstanding revolving credit exposure exceeds 40% of the aggregate principal amount of the Amended Revolving Credit Facility on the last day of the quarterly reporting period. If the covenant is triggered, the Company’s consolidated net leverage ratio on the last day of the test period shall not exceed 7.5 to 1. As of March 31, 2026, the Company’s outstanding revolving credit exposure did not exceed 40% of the aggregate principal amount of the Amended Revolving Credit Facility and, therefore, did not trigger the covenant. The Amended Credit Agreement includes various customary remedies for the lenders following an event of default. The Company was in compliance with all applicable covenants in the Amended Credit Agreement as of March 31, 2026.

The Company’s borrowings under the Amended Credit Agreement are guaranteed by LII and LIOI and each other wholly owned subsidiary of the Company, subject to certain exceptions. Substantially all of the assets of the Company are pledged as collateral in connection with the Amended Credit Agreement.

Promissory Notes

The Company has financed the acquisition of certain medical equipment and leasehold improvements under promissory notes. The promissory notes bear interest at rates ranging from 8.75% to 12.35% per annum and mature at various times through 2031. The promissory notes are collateralized by property and equipment of the Company and given the nature of the promissory notes, it was determined that the fair value approximates carrying value.

Accounts Receivable Pledging Arrangement

In August 2025, the Company entered into an accounts receivable pledging arrangement (the “AR Pledging Arrangement”) with a third-party financing company (the “Financer”). The final payment of the pledged accounts receivable will be settled through the judicial system (i.e., litigation between third parties), rather than by the associated patient or insurance company (the “Legal AR”). Under the AR Pledging Arrangement, the Company pledges certain of its Legal AR to the Financer in exchange for an advance cash payment in an amount equal to a predefined percentage multiplied by the amount due under such Legal AR. The AR Pledging Arrangement does not qualify for sale accounting, and the amounts received are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s condensed consolidated balance sheet and continue to be accounted for as if the transfer had not occurred. As of March 31, 2026, $1.7 million was outstanding under the AR Pledging Arrangement, which is secured by $3.5 million of accounts receivable. As of December 31, 2025, $1.6 million was outstanding under the AR Pledging Arrangement, which is secured by $3.3 million of accounts receivable. The amounts borrowed are reported as a current liability on the condensed consolidated balance sheets.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

The Financer also acts as a servicer of the Legal AR over its remaining life and, upon settlement and collection on the Legal AR, the Company owes the Financer a servicing fee that is equal to a predefined percentage multiplied by the amount of cash collected. Until settlement and collection, the Legal AR under this arrangement is recognized by the Company and used to secure the borrowing from Financer. The Company has elected to account for the secured borrowing by utilizing the fair value option. There have been no material changes in the fair value of the secured borrowing as of March 31, 2026. Therefore, no mark to market adjustment has been recognized for the three months ended March 31, 2026.

7. Income Taxes

For the three months ended March 31, 2026 and 2025, income tax expense was $1.4 million and $3.4 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2026 was 44.3% compared to (78.4)% for the same period in 2025. The difference in the effective tax rate is primarily due to the change in the Company’s tax-paying components as a result of the Equity Reorganization, changes in non-deductible compensation and the related impacts to the valuation allowance.

8. Stock-Based Compensation

The Company’s stock-based compensation expense includes Holdings LLC Common Units and Incentive Units as well as stock options, RSUs and RSAs issued under the 2025 Equity Plan (together, the “Employee Awards.”)

Stock-based compensation associated with Holdings LLC Common Units is recorded within Cost of operations, excluding depreciation and amortization and stock-based compensation related to the remaining equity awards is presented within General and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The following table presents the components of stock-based compensation expense for the Employee Awards for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Holdings LLC Common Units	$6,103	$6,172
Incentive Units	255	242
Stock Options	3,639	—
RSAs and RSUs	2,277	—
Total	$12,274	$6,414

During the three months ended March 31, 2026, the Company granted 615,100 time vesting RSUs and 78,800 market vesting RSUs under the 2025 Equity Plan. The time vesting RSUs vest over three years of continuous service, while the market based RSUs vest upon achievement of specified price targets over a defined trading period. The aggregate grant-date fair value of these awards was $10.1 million.

9. Commitments and Contingencies

Regulatory Oversight

The Company expects that audits, inquiries, and investigations from government authorities and agencies will occur in the ordinary course of business.

Such audits, inquiries, and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial conditions, results of the operations, and cash flows. The Company has not recorded a reserve for these matters as of March 31, 2026 and December 31, 2025, as the variables affecting any potential eventual liability depends on the current unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry, and investigation and cannot be reasonably estimated at this time. Management believes that the resolution of all current regulatory matters will not result in a material impact to the Company’s financial condition, results of operation, or cash flows.

Legal Proceedings

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

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

10. Variable Interest Entities

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

In assessing whether the Company should consolidate the VIE Physician Practices, the Company evaluated whether it has a variable interest in the VIE Physician Practices, whether the VIE Physician Practices are VIEs, and whether the Company has a controlling financial interest in the VIE Physician Practices. The Company concluded that it has variable interests in the VIE Physician Practices on the basis that the Company has the right to receive income as an ongoing management fee under the ASAs, which effectively absorbs all of the residual interests of the VIE Physician Practices. The Company also has the implicit obligation to absorb losses of the VIE Physician Practices and to additionally provide, in certain circumstances, cash advances to the VIE Physician Practices if the VIE Physician Practices have insufficient funds. The Company did not provide any such cash advances to the VIE Physician Practices during the three months ended March 31, 2026 or 2025. The Company determined the VIE Physician Practices are VIEs due to insufficient equity at risk and/or the holders of the equity at risk in the VIE Physician Practices (i.e., the Physician Owners) lacking the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE Physician Practices’ economic performance.

The contractual arrangements described above allow the Company to direct the activities that most significantly impact the economic performance of the VIE Physician Practices. Accordingly, the Company is the primary beneficiary of the VIE Physician Practices and consolidates the VIE Physician Practices under the VIE model.

The table below illustrates the assets and liabilities of the VIE Physician Practices (in thousands):

	MARCH 31,	DECEMBER 31,
	2026	2025
	VIE PHYSICIAN PRACTICES	VIE PHYSICIAN PRACTICES
Assets
Current assets	$58,989	$56,239
Non-current assets	204,145	202,549
Total assets of consolidated VIEs	263,134	258,788
Liabilities
Current liabilities	10,727	17,038
Non-current liabilities	34,839	32,334
Total liabilities of consolidated VIEs	45,566	49,372
Total net assets of consolidated VIEs	$217,568	$209,416

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

In assessing whether AHI should consolidate the Franchise Centers, the Company evaluated whether AHI holds a variable interest in the Franchise Centers, if the Franchise Centers are VIEs, and whether AHI has a controlling financial interest in the Franchise Centers. The Company concluded that AHI has the right to receive income as an ongoing management fee under the MSAs, which effectively absorbs all of the residual interest of the Franchise Centers. AHI also has the implicit obligation to absorb losses of the Franchise Centers and to additionally provide, in certain circumstances, cash advances to the Franchise Centers, if the Franchise Centers have insufficient funds. AHI did not provide any such cash advances to the Franchise Centers during the three months ended March 31, 2026 or 2025. The Company determined that the Franchise Centers are considered VIEs because their equity at risk is insufficient to finance their activities without additional support.

The contractual arrangements above allow AHI to direct the activities that most significantly impact the Franchise Centers’ economic performance. Thus, AHI is the primary beneficiary and consolidates the Franchise Centers.

Total assets and liabilities included in the Company’s condensed consolidated balance sheets associated with the Franchise Centers were $7.6 million and $7.2 million and $5.0 million and $5.0 million, respectively, as of March 31, 2026 and December 31, 2025, respectively.

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

The Company has not identified any VIEs during the three months ended March 31, 2026 or 2025, for which the Company determined that it is not the primary beneficiary and thus did not consolidate. No VIEs were deconsolidated during the three months ended March 31, 2026 or 2025.

11. Investments in Unconsolidated Affiliates

The Company operates 86 imaging centers (“JV centers”) through joint ventures with health system partners.

BTDI

Touchstone Imaging of Mesquite, LLC (“TMI”), a wholly owned subsidiary of LIOI, and Baylor University Medical Center (BUMC) own a 49% and 51% interest, respectively, in BTDI. The Company accounts for TMI’s noncontrolling interest in the investment in the unconsolidated affiliate under the equity method of accounting.

All Others

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following is a summary of the statements of income for the investments in unconsolidated affiliates on an aggregated basis for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026			2025
	BTDI	ALL OTHERS	TOTAL	BTDI	ALL OTHERS	TOTAL
Income statement:
Revenues	$98,972	$40,704	$139,676	$93,054	$38,445	$131,499
Expenses	73,295	33,741	107,036	69,268	29,289	98,557
Net income	$25,677	$6,963	$32,640	$23,786	$9,156	$32,942
Company’s share of net income	$12,245	$3,310	$15,555	$11,398	$4,420	$15,818
Amortization of basis difference	(500)	(31)	(531)	(500)	—	(500)
Equity in earnings of unconsolidated affiliates	$11,745	$3,279	$15,024	$10,898	$4,420	$15,318

12. Related Party Transactions

Net patient service revenue, Related Party

The Company provides diagnostic imaging services and radiology services to its JV centers, which are operated through unconsolidated affiliates and, which include CIS, BTDI, SCLTDI and IH-USRS as co-owners. Based on service agreements with these entities, the Company recorded patient revenue of $8.3 million and $8.1 million related to these services during the three months ended March 31, 2026 and 2025, respectively, which is included in Net patient service revenue, related party on the condensed consolidated statements of operations and comprehensive income (loss). The Company has a receivable from JV centers in the amount of $1.9 million and $2.8 million as of March 31, 2026 and December 31, 2025, respectively, which is included in Accounts receivable, related party on the condensed consolidated balance sheets.

Management fee revenue and other, Related Party

The Company provides management and administrative services based on management service agreements including staff and administrative support to its JV centers, which are operated through investments in unconsolidated affiliates. A large portion of this revenue relates to JV centers operated through BTDI, for which the Company recorded revenue of $35.5 million and $34.0 million related to these services during the three months ended March 31, 2026 and 2025, respectively, which is included in Management fee and other revenue, related party on the condensed consolidated statements of operations and comprehensive income (loss). The Company has a receivable from BTDI in the amount of $8.8 million and $9.1 million as of March 31, 2026 and December 31, 2025, respectively, which is included in Accounts receivable, related party on the condensed consolidated balance sheets.

For all other JV centers, the Company recorded management fees of $14.1 million and $12.8 million, which is included in Management fee and other revenue, related party on the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2026 and 2025, respectively. The Company has a receivable from these JV centers in the amount of $5.2 million and $6.4 million as of March 31, 2026 and December 31, 2025, respectively, which is included in Accounts receivable, related party on the condensed consolidated balance sheets.

The Company also provides management services and administrative services based on management service agreements to Atrium Health and its subsidiaries (“Atrium”), which is an investor in Lumexa Imaging and, before the completion of the Company’s IPO, had the right to appoint one LII manager to Holdings LLC’s board of managers, thus resulting in a related party relationship. Atrium Health does not have the right to appoint any directors to the Company’s board of directors and is no longer considered a related party subsequent to the Company’s IPO. Atrium is an investor, along with LII, in CIS. The revenue for such services earned from Atrium was $0.6 million during the three months ended March 31, 2025 and is included in Management fee and other revenue, related party on the condensed consolidated statements of operations and comprehensive income (loss). Atrium owed the Company $0.6 million at December 31, 2025, for such services, which are included in Accounts receivable, related party on the condensed consolidated balance sheets.

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

Unsecured Debt

The Company’s borrowings under the Amended Credit Agreement are guaranteed by LII and LIOI and each other wholly owned subsidiary of the Company, subject to certain exceptions. In addition, the Amended Credit Agreement allows the Company to guarantee, post collateral (e.g., security deposits) or issue letters of credit to creditors of the VIEs. Refer to Note 6 “Long-Term Debt” for further information.

13. Segment Reporting

In January 2025, the Company experienced a strategic shift in connection with changes to its executive leadership, including the hiring of a new Chief Executive Officer (“CEO”). As a result, at the beginning of 2025, the Company began providing its operating results to the CEO, who is the Company’s CODM on the basis of a single segment. As the CODM progressed in her role, however, she started reviewing disaggregated financial information based upon two segments (the “June Segment Update”). In response, the Company revised its view of reportable segments based on the CODM’s methods for managing the organization and allocating resources. The June Segment Update has been retroactively presented in the Company’s condensed consolidated financial statements for the three months ended March 31, 2025.

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

Adjusted EBITDA is defined by the Company as net income (loss) determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, unit-based compensation expense and the impact, which may be recurring in nature, of transaction costs, one-time litigation and settlement expenses associated with claims made against the Company, costs associated with strategic initiatives and implementation, goodwill impairment charges, severance and executive recruiting costs, gains or losses on dispositions and other similar or infrequent items (although the Company may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated affiliates.

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

Notes to Consolidated Financial Statements—(Continued)

The following tables present revenues and Adjusted EBITDA for each reportable segment for the three months ended March 31, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED MARCH 31, 2026
	OUTPATIENT	PROFESSIONAL	INTERSEGMENT ELIMINATIONS	TOTAL OF REPORTABLE SEGMENTS
Revenue
Net patient service revenue	$138,092	$62,746	$(3,520)	$197,318
Management fee and other revenue	49,807	5,412	—	55,219
Total revenues	187,899	68,158	(3,520)	252,537
Other segment items(1)	149,526	55,332	(3,520)	201,338
Adjusted EBITDA	$38,373	$12,826	$—	$51,199
Less:
Depreciation and amortization				(9,922)
Income tax provision				(1,364)
Amortization of basis difference				(531)
Interest expense				(16,331)
Loss on disposal of property and equipment				(137)
Stock-based compensation				(12,274)
Severance and executive recruiting(2)				(945)
Strategic initiatives and implementation(3)				(825)
Transaction costs(4)				(2,582)
Litigation and settlements(5)				(29)
Other(6)				5
Adjustments for equity in earnings of unconsolidated affiliates(7)				(4,547)
Net income				$1,717

LUMEXA IMAGING holdings, inc.

Notes to Consolidated Financial Statements—(Continued)

	THREE MONTHS ENDED MARCH 31, 2025
	OUTPATIENT	PROFESSIONAL	INTERSEGMENT ELIMINATIONS	TOTAL OF REPORTABLE SEGMENTS
Revenue
Net patient service revenue	$133,430	$60,554	$(1,686)	$192,298
Management fee and other revenue	47,371	5,332	—	52,703
Total revenues	180,801	65,886	(1,686)	245,001
Other segment items(1)	138,979	56,709	(1,686)	194,002
Adjusted EBITDA	$41,822	$9,177	$—	50,999
Less:
Depreciation and amortization				(9,051)
Income tax provision				(3,379)
Amortization of basis difference				(500)
Interest expense				(29,849)
Stock-based compensation				(6,374)
Gain on disposal of property and equipment				162
Severance and executive recruiting(2)				(1,370)
Strategic initiatives and implementation(3)				(868)
Transaction costs(4)				(3,588)
Litigation and settlements(5)				128
Other(6)				(22)
Adjustments for equity in earnings of unconsolidated affiliates(7)				(3,975)
Net loss				$(7,687)

(1)
Other segment items for both segments include certain operating expenses that are not regularly provided to the CODM on a segment basis and that are identifiable with that segment, including general and administrative expenses.
(2)
Includes severance and recruiting expenses for executive leadership departures as part of strategic organizational changes.
(3)
Includes third-party consulting, implementation and integration expenses incurred as part of the Company’s strategic transformation and optimization initiatives, specifically related to the deployment of a new technology system and labor model, as well as the development, customization and integration of a new enterprise resource planning system.
(4)
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
(7)
Adjusts for the Company’s proportional share of depreciation and amortization, interest expense and losses/gains on asset disposals related to unconsolidated affiliates, which are included in equity in earnings from unconsolidated affiliates on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Lumexa Imaging. The MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2025 (our “Annual Report”), filed with the SEC. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following MD&A.

Overview

We are one of the largest national providers of diagnostic imaging services. Our platform is integrated, scalable and has a proven track record of creating value for our stakeholders. As of March 31, 2026, we operated the second largest outpatient imaging center footprint in the United States. It spans 189 centers in 13 states and includes eight joint venture partnerships with health systems.

Our primary source of income is fees paid by patients, insurance companies or other payors in exchange for our centers providing imaging studies and radiologists’ interpretations of those studies. We also earn revenue from payors when our radiologists interpret an imaging study performed in another facility, often the imaging department of a hospital. In addition, we earn a monthly fee from centers that we operate, but do not consolidate for accounting purposes, in exchange for managing their operations. We also earn fees from third-party hospitals for providing radiology and administrative support. How these income streams affect our consolidated financial statements depends on whether we consolidate the center generating the fee for accounting purposes. Because our ownership levels and rights vary from center to center, as of March 31, 2026, we consolidated 103 of the 189 centers that we operated and accounted for our investments in the remaining 86 centers under the equity method of accounting. As of March 31, 2025, we consolidated 99 of the 182 centers that we operated and accounted for our investments in the remaining 83 centers under the equity method of accounting.

The following table shows our outpatient imaging centers in operation and consolidated net patient service revenue for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Consolidated net patient service revenue	$197,318	$192,298
Centers in operation	189	182
Outpatient imaging centers with a health system joint venture partner (equity method)	86	83
Consolidated outpatient imaging centers	103	99

The following table summarizes the centers we operated as of the periods indicated:

	Type of Center
	Consolidated	Joint Venture	Total
Number of Centers, December 31, 2024	98	83	181
De novos	6	3	9
Acquisitions	—	1	1
Closed or sold	(2)	(1)	(3)
Number of Centers, December 31, 2025	102	86	188
De novos	1	—	1
Acquisitions	—	—	—
Closed or sold	—	—	—
Number of Centers, March 31, 2026	103	86	189

Our operations are comprised of two segments for financial reporting purposes, “Outpatient Imaging Centers” and “Professional Services.” For further financial information about our segments, see Note 13 in the notes accompanying our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
▪
Demand for advanced imaging in our geographies. Our operations and profitability depend in part on our ability to increase the amount of patient volume from advanced imaging scans. According to industry estimates, demand for advanced imaging continues to grow and outpaces routine imaging growth. MRI and CT accounted for 31% of our consolidated imaging volumes and 37% of our system-wide imaging volumes, and 52% of our consolidated revenue and 63% of our system-wide revenues during the three months ended March 31, 2026. MRI and CT accounted for 29% of our consolidated imaging volumes and 36% of our system-wide imaging volumes, and 52% of our consolidated revenue and 62% of our system-wide revenue during the three months ended March 31, 2025. We believe that our centers, equipment, personnel and strategy will enable advanced imaging to continue to increase as a percentage of our imaging volumes and revenues over time.
▪
Favorable and Sustainable Reimbursement. Our revenues depend on achieving broad coverage and reimbursement for our imaging exams from third-party payors, including both commercial and government payors. Payment from third-party payors differs depending on whether we have entered into a contract with the payor as a “participating provider” or do not have a contract and are considered a “non-participating provider.” Payors will often reimburse non-participating providers, if at all, at a lower rate than participating providers. We operate in geographies with attractive payor dynamics that support sustainable commercial reimbursement. 57% of our consolidated revenue during the three months ended March 31, 2026 came from commercial payors, with government payors making up an incremental 28% and the remaining portion of our consolidated revenue during the three months ended March 31, 2026 coming from self-pay, liens and other payors. 61% of our system-wide revenue during the three months ended March 31, 2026 came from commercial payors, with government payors making up an incremental 23% and the remaining portion of our system-wide revenue during the three months ended March 31, 2026 coming from self-pay, liens and other payors. 57% of our consolidated revenue during the three months ended March 31, 2025 came from commercial payors, with government payors making up an incremental 29% and the remaining portion of our consolidated revenue during the three months ended March 31, 2025 coming from self-pay, liens and other payors. 63% of our system-wide revenue during the three months ended March 31, 2025 came from commercial payors, with government payors making up over 24% and the remaining portion of our system-wide revenue during the three months ended March 31, 2025 coming from self-pay, liens and other payors. We are broadly diversified across over 600 payor contracts and have a dedicated managed care team, focused on securing competitive reimbursement rates and contract terms for our centers using a data-driven approach. If we are not able to obtain or maintain coverage and adequate reimbursement from commercial payors, we may not be able to effectively increase our patient volume and revenue as expected. Additionally, retrospective reimbursement adjustments can negatively impact our revenue and cause our financial results to fluctuate, though we have not experienced any material adjustments of that nature.
▪
Investment and implementation of technology. Our integrated technology system supports our current day-to-day operations and is the foundation of our continued deployment of third-party artificial intelligence (“AI”) tools. We intend to continue investing in these technologies and believe that using third-party AI allows us to benefit from the most advanced solutions in the market. Implementation of AI can enable faster scan times, improved clinical efficiency and faster patient scheduling and communication of results. Furthermore, back-office tasks can use AI to self-learn and self-manage processes, increase collections and reduce labor expenses, driving greater profitability.
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

We operate outpatient imaging centers, some of which we wholly own and others that we own in partnership with health system joint ventures. As of March 31, 2026, we managed 83 of our 86 outpatient imaging centers owned by joint ventures on a day-to-day basis through management services contracts. As of March 31, 2025, we managed 80 of our 83 outpatient imaging centers owned by joint ventures on a day-to-day basis through management services contracts. Our role as an owner and day-to-day manager provides us with significant influence over those centers’ operations. This influence does not represent control of the center, so we account for our investment in each such center under the equity method of accounting as an unconsolidated affiliate. We controlled the other 103 and 99 centers at March 31, 2026 and 2025, respectively, and accounted for these investments as consolidated subsidiaries. For consolidated subsidiaries, our condensed consolidated statements of operations and comprehensive income (loss) reflect, within each revenue and expense line item, 100% of the revenues and expenses of each such subsidiary, after the elimination of intercompany amounts. Our condensed consolidated statements of operations and comprehensive income (loss) reflect our earnings from our unconsolidated affiliates in only two line items:

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

Results of Operations (in thousands)

	THREE MONTHS ENDED MARCH 31,
	2026	2025	VARIANCE
Revenue:
Net patient service revenue	$188,992	$184,217	$4,775
Net patient service revenue, related party	8,326	8,081	245
Management fee and other revenue	5,677	5,323	354
Management fee and other revenue, related party	49,542	47,380	2,162
Total revenues	252,537	245,001	7,536
Operating expenses:
Cost of operations, excluding depreciation and amortization	217,755	208,397	9,358
General and administrative expenses	20,335	17,492	2,843
Depreciation and amortization	9,922	9,051	871
Loss (gain) on disposal of property and equipment	137	(162)	299
Total operating expenses	248,149	234,778	13,371
Equity in earnings of unconsolidated subsidiaries	15,024	15,318	(294)
Income from operations	19,412	25,541	(6,129)
Other expenses:
Interest expense	16,331	29,849	(13,518)
Income (loss) before income taxes	3,081	(4,308)	7,389
Income tax provision	1,364	3,379	(2,015)
Net income (loss) and comprehensive income (loss)	$1,717	$(7,687)	$9,404

The following table provides additional information about our management fee and other revenues for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Components of management fee and other revenues:
Fees for managing joint ventured outpatient centers and other third-party services	$21,498	$20,076
Zero margin pass-throughs of employee, IT and other center level costs paid by Lumexa	33,721	32,627
Total management fee and other revenues	$55,219	$52,703

The following table summarizes our GAAP condensed consolidated statements of operations and comprehensive income (loss) items expressed as a percentage of revenue for the periods indicated:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Total revenues	100.0%	100.0%
Operating expenses:
Cost of operations, excluding depreciation and amortization	86.2	85.1
General and administrative expenses	8.1	7.1
Depreciation and amortization	3.8	3.8
Loss (gain) on disposal of property and equipment	0.1	(0.1)
Total operating expenses	98.2	95.9
Equity in earnings of unconsolidated affiliates	5.9	6.3
Income from operations	7.7	10.4
Other income and expenses:
Interest expense	6.5	12.2
Income (loss) before income taxes	1.2	(1.8)
Income tax provision	0.5	1.3
Net income (loss) and comprehensive income (loss)	0.7%	(3.1)%

Our business model of partnering with health system joint venture partners results in our accounting for 86 (as of March 31, 2026) and 83 (as of March 31, 2025) of our outpatient imaging centers under the equity method of accounting rather than consolidating their results.

Our share of the net income of unconsolidated affiliates is shown in our condensed consolidated statements of operations and comprehensive income (loss) on a net basis as “equity in earnings of unconsolidated affiliates.”

The following tables provide other information regarding our unconsolidated affiliates for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED MARCH 31,
Lumexa Imaging’s Unconsolidated Affiliates	2026	2025
Lumexa Imaging’s equity in earnings of unconsolidated affiliates	$15,024	$15,318
Lumexa Imaging’s imputed weighted average ownership percentages based on unconsolidated affiliates’ net income or loss (1)	46.0%	46.5%
Total debt at unconsolidated affiliates	$81,771	$64,763
Unconsolidated outpatient imaging centers operated at period end	86	83

(1)
Our weighted average percentage ownership in our unconsolidated affiliates is calculated as our equity in earnings of unconsolidated affiliates divided by the total net income or loss of unconsolidated affiliates for each respective period.

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Unconsolidated affiliates net revenues:
BTDI revenues	$98,972	$93,054
All other unconsolidated affiliates revenues	40,704	38,445
Aggregate unconsolidated affiliates revenues	$139,676	$131,499
Unconsolidated affiliates operating expenses, excluding depreciation and amortization:
BTDI operating expenses	$64,802	$62,480
All other unconsolidated affiliates operating expenses	31,124	26,762
Aggregate unconsolidated affiliates operating expenses, excluding depreciation and amortization	$95,926	$89,242
Unconsolidated affiliates net income:
BTDI net income	$25,677	$23,786
All other unconsolidated affiliates net income	6,963	9,156
Aggregate unconsolidated affiliates net income	$32,640	$32,942

One of our unconsolidated affiliates, BTDI, is considered significant to our consolidated financial statements under Regulation S-X. As a result, the audited consolidated financial statements and related notes of BTDI were included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Revenue

As described above, our earnings from an outpatient imaging center, whether consolidated or accounted for using the equity method of accounting, are driven by the same factors: the center’s underlying profits and revenue and our ownership percentage in that center. Accordingly, to assess our overall operating results, we often utilize system-wide and same-center measures, which include both consolidated centers and unconsolidated affiliates. Our consolidated revenue growth and system-wide revenue growth were 3.1% and 4.0%, respectively, between the three months ended March 31, 2026 and the three months ended March 31, 2025. Our system-wide revenue includes all centers and physician practices that we operate; our GAAP revenue (or consolidated revenue) only includes consolidated centers, which represented 54% of our centers as of both March 31, 2026 and March 31, 2025, respectively, and all physician practices that we operate.

Net patient service revenue increased by $4.8 million, or 2.6%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was largely due to an increase in consolidated same-center revenues of 2.8%, which was driven by volume growth of 0.5% and an increase in net revenue per scan of 2.3%. Net patient service revenue also increased $2.5 million related to ten consolidated de novo centers added during 2024 and 2025.

Net patient service revenue, related party increased by $0.2 million, or 3.0%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to growth of our teleradiology group that completes reads for the unconsolidated BTDI centers.

Management fee and other revenue increased by $0.4 million, or 6.7%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to an increase in stipend revenue.

Management fee and other revenue, related party increased by $2.2 million, or 4.6%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to increased pass-through costs at BTDI related to information technology and leased employees and growth in the business.

Operating Expenses

Cost of operations, excluding depreciation and amortization, is comprised of costs incurred to operate outpatient imaging centers and physician practices, primarily salaries, wages and benefits for clinicians and direct patient support personnel, occupancy costs, such as rent and utilities, medical supplies and other operating expenses. Cost of operations, excluding depreciation and amortization increased by $9.4 million, or 4.5%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, driven by increased volumes. The increase was primarily due to a $5.1 million increase in salaries and wages, a $1.0 million increase in medical supplies and a $3.0 million increase in physician compensation.

General and administrative expenses include salaries, wages and benefits of executive leadership, finance and accounting, human resources, legal, information technology, professional fees, transaction costs, severance and other overhead and corporate expenses. General and administrative expenses increased by $2.8 million, or 16.3%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase is primarily due to an increase in stock-based compensation as a result of resetting some of our legacy stock-based compensation plans after our IPO, offset by reductions in transaction related costs. We expect general and administrative expenses to increase in the near term as a result of operating as a public company. That increase in expenses will be associated with compliance with the rules and regulations of the SEC, and an increase in legal, audit, insurance, investor relations, professional services and other administrative expenses.

Depreciation and amortization expense consists of depreciation of property and equipment assets (medical office equipment, computer and software, and furniture and fixtures) and amortization of acquired intangible assets, such as facility contracts and trade names. Depreciation and amortization expense increased by $0.9 million, or 9.6%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase is primarily driven by additions to property and equipment during the period.

Other (income) expenses

Interest expense decreased by $13.5 million, or 45.3%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to our refinancing of our Existing Credit Agreement (as further described below) in December 2025.

Income Tax Provision

We recorded an income tax provision of $1.4 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively. Despite having a pretax loss in 2025, the impact of non-deductible stock-based compensation and the increase in the valuation allowance recorded against certain of our deferred tax assets resulted in tax expense for the period. The primary items impacting tax expense in 2026 are non-deductible compensation and the change in the valuation allowance.

Results of Operations—Segment Results

We organize our business into two reportable segments: (1) outpatient imaging centers and (2) professional services. This segment structure reflects the financial information and reports used by our management to make decisions regarding our business, including resource allocation and performance assessments.

Outpatient Imaging Center Segment

Our outpatient imaging center segment generates revenue by performing imaging studies and providing radiologists’ interpretations of those studies. The following table shows our outpatient imaging center segment’s revenue and Adjusted EBITDA for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025	$ CHANGE	% CHANGE
Net patient service revenue	$138,092	$133,430	$4,662	3.5%
Management fee and other revenue	49,807	47,371	2,436	5.1%
Adjusted EBITDA	38,373	41,822	(3,449)	(8.2)%

The following table shows the outpatient imaging center segment’s system-wide same-center growth rates for the following metrics for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

THREE MONTHS ENDED MARCH 31,
2026
Net revenue	2.8%
Volume	1.7%
Net revenue per scan	1.0%

Our outpatient imaging center segment’s operating results for the three months ended March 31, 2026 reflect a 2.8% system-wide same-center revenue growth. The segment’s consolidated GAAP revenue growth for the three months ended March 31, 2026 was 3.9%.

Net patient service revenue for the outpatient imaging center segment increased by $4.7 million, or 3.5%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily driven by an increase in consolidated same-center revenues of 2.8%, which was comprised of volume growth of 0.5% and an increase in net revenue per scan of 2.3%. Net patient service revenue for the outpatient imaging center segment also increased $2.5 million related to ten consolidated de novo centers added during 2024 and 2025.

Management fee and other revenue for the outpatient imaging center segment increased by $2.4 million, or 5.1%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to increased pass-through costs at BTDI related to information technology and leased employees and improved financial performance. Our management fees are usually quantified as a percentage of the unconsolidated affiliate’s net revenue.

As further discussed below, Adjusted EBITDA removes non-cash and non-recurring charges that occur in the affected period and provides a basis for management to measure our core financial performance against other periods. Adjusted EBITDA for the outpatient imaging center segment decreased by $3.4 million, or 8.2%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease in Adjusted EBITDA was driven by an increase in salaries and wages and medical supplies.

Professional Services Segment

Our professional services segment earns revenue solely from the interpretation of imaging studies. The related imaging studies are performed by other parties, primarily the imaging department of a hospital with whom we have a broader strategy that includes our outpatient business, such as through a joint venture for outpatient centers that we operate. The following table shows our professional services segment’s revenue and Adjusted EBITDA for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025	$ CHANGE	% CHANGE
Net patient service revenue	$62,746	$60,554	$2,192	3.6%
Management fee and other revenue	5,412	5,332	80	1.5%
Adjusted EBITDA	12,826	9,177	3,649	39.8%

The following table shows the professional services segment’s consolidated same-practice growth rates for the following metrics for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

THREE MONTHS ENDED MARCH 31,
2026
Net revenue	4.4%
Volume	2.3%
Net revenue per read	2.0%

Our professional services segment’s operating results for the three months ended March 31, 2026, reflect an 4.4% consolidated professional same-practice revenue growth. The segment’s consolidated GAAP revenue growth for the three months ended March 31, 2026 was 3.4%.

Net patient service revenue for the professional services segment increased by $2.2 million, or 3.6%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 due to year-over-year increase in volumes.

As further discussed below, Adjusted EBITDA removes non-cash and non-recurring charges that occur in the affected period and provides a basis for management to measure our core financial performance against other periods. Adjusted EBITDA for the professional services segment increased by $3.6 million, or 39.8%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

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

The financial information for our unconsolidated affiliates is presented in this Quarterly Report on Form 10-Q on an aggregated basis as part of our system-wide key operating metrics. Not all of the financial information for our unconsolidated affiliates is prepared by the Company’s management or audited. We believe including our unconsolidated affiliates in the Company’s system-wide financial information is useful for investors to understand the size and performance of our joint venture relationships. However, the system-wide financial information presented in this Quarterly Report on Form 10-Q does not adjust for our economic ownership percentage in its joint ventures.

The following tables summarize our key operating metrics for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

THREE MONTHS ENDED MARCH 31,
2026
Consolidated revenue growth(1)	3.1%
Consolidated outpatient same-center revenue growth(2)	2.8%
Consolidated outpatient same-center volume growth(3)	0.5%
Consolidated outpatient same-center net revenue per scan growth(4)	2.3%
Consolidated professional same-practice revenue growth(5)	4.4%
Consolidated professional same-practice volume growth(6)	2.3%
Consolidated professional same-practice net revenue per read growth(7)	2.0%

THREE MONTHS ENDED MARCH 31,
2026
System-wide revenue growth(8)	4.0%
System-wide outpatient same-center revenue growth(9)	2.8%
System-wide outpatient same-center volume growth(10)	1.7%
System-wide outpatient same-center net revenue per scan growth(11)	1.0%

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

The following table summarizes our non-GAAP financial metrics for the periods indicated:

	THREE MONTHS ENDED MARCH 31,
(in thousands, unless otherwise indicated)	2026	2025
Adjusted EBITDA	$51,199	$50,999
Adjusted EBITDA margin	20.3%	20.8%

Refer to “—Non-GAAP Financial Measures” below for details on how Adjusted EBITDA and Adjusted EBITDA margin are defined and reconciled to the most directly comparable financial measure calculated and presented in accordance with GAAP, which is net income (loss).

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

The following table summarizes our consolidated revenue by type and as a percentage of total revenue for the periods indicated:

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Net patient service revenue	74.8%	75.2%
Net patient service revenue, related party	3.3	3.3
Management fee and other revenue	2.2	2.2
Management fee and other revenue, related party	19.7	19.3
Total revenues	100.0%	100.0%

Our consolidated net patient service revenue by payor is summarized in the following table for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Commercial insurance	$107,552	$105,077
Government—Medicare	45,509	43,854
Government—Medicaid	7,679	9,681
Attorney liens	6,527	8,940
Self-pay	7,826	5,462
Other third-party payors	13,899	11,203
Total net patient service revenue, unrelated party	188,992	184,217
Net patient service revenue, related party	8,326	8,081
Total net patient service revenue	$197,318	$192,298

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

Adjusted EBITDA is a non-GAAP financial measure used as an analytical indicator to assess business performance. Adjusted EBITDA should not be construed as a measure of financial performance, liquidity, or cash flows provided by or (used) in operating, investing, and financing activities, as there may be significant factors or trends that it fails to address. Adjusted EBITDA should not be considered in isolation or as an alternative to net income (loss), or other financial statement data presented in our consolidated financial statements as an indicator of financial performance. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and this metric, as presented, may not be comparable to other similarly titled measures of other companies. We caution investors that non-GAAP financial information departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our results with the results of other companies.

Adjusted EBITDA Margin

We define Adjusted EBITDA margin as Adjusted EBITDA divided by total consolidated revenue.

We believe that the use of non-GAAP measures such as Adjusted EBITDA and Adjusted EBITDA margin assist investors in understanding our ongoing operating performance by presenting comparable financial results between periods. We believe that, by removing the impact of depreciation and amortization, amounts spent on interest and taxes and certain other non-recurring income and charges that are highly variable from period to period, Adjusted EBITDA provides investors with a performance measure that reflects the impact on operations from changes in revenue and operating expenses, providing a perspective not immediately apparent from net income (loss). The adjustments we make to derive Adjusted EBITDA exclude items which may cause short-term fluctuations in net income (loss) that we do not consider to be fundamental attributes or primary drivers of our business.

The following table illustrates the reconciliations from net income (loss) under GAAP to Adjusted EBITDA for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
GAAP net income (loss)	$1,717	$(7,687)
Depreciation and amortization expense	9,922	9,051
Income tax provision	1,364	3,379
Amortization of basis difference	531	500
Interest expense	16,331	29,849
Non-cash stock-based compensation	12,274	6,374
Loss (gain) on disposal of property and equipment	137	(162)
Severance and executive recruiting(1)	945	1,370
Strategic initiatives and implementation(2)	825	868
Transaction costs(3)	2,582	3,588
Litigation and settlements(4)	29	(128)
Other(5)	(5)	22
Depreciation and amortization–unconsolidated affiliates(6)	3,634	3,563
Interest expense–unconsolidated affiliates(6)	517	439
Losses on asset disposal or sale—unconsolidated affiliates(6)	587	(5)
Other adjustments—unconsolidated affiliates(6)	(191)	(22)
Adjusted EBITDA	$51,199	$50,999

(1)
Includes severance and recruiting expenses for executive leadership departures as part of strategic organizational changes. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss).
(2)
Includes third-party consulting, implementation, and integration expenses incurred as part of our strategic transformation and optimization initiatives, specifically related to the deployment of a new technology system and labor model, as well as the development, customization, and integration of a new enterprise resource planning system. For the three months ended March 31, 2026 and 2025, $0.7 million and $0.4 million of these costs, respectively, are included in general and administrative expense in our condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2026 and 2025, $0.1 million and $0.5 million of these costs, respectively, are included in cost of operations, excluding depreciation and amortization expense in our condensed consolidated statements of operations and comprehensive income (loss).
(3)
Includes costs for third party non-recurring IPO costs, buy-side and sell-side due diligence activities to evaluate and execute potential mergers and acquisitions, integrate acquired businesses and one-time employee retention bonuses related to potential mergers and acquisitions. For the three months ended March 31, 2026 and 2025, $2.6 million and $3.5 million of these costs, respectively, are included in general and administrative expense in our condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2025, $0.1 million of these costs was included in cost of operations, excluding depreciation and amortization expense in our condensed consolidated statements of operations and comprehensive income (loss).
(4)
Consists of litigation and settlement costs for matters not related to core operations.
(5)
Consists of other costs related to debt financing, certain de novo start-up costs related to outpatient imaging centers and certain exit costs related to closed outpatient imaging centers.
(6)
To adjust for Lumexa Imaging’s proportional share of these expenses, which are included in equity in earnings from unconsolidated affiliates.

Liquidity and Capital Resources

We finance our operations through cash provided by operating activities along with long term debt, including senior secured credit facilities and equipment promissory notes. Our principal uses of cash and cash equivalents in recent periods have been to fund our operations. During the three months ended March 31, 2026, we earned net income of $1.7 million and net cash provided by operations was $2.9 million. During the three months ended March 31, 2025, we incurred a net loss of $7.7 million and net cash used in operations was $14.0 million. We expect our existing capital resources, anticipated cash from operations and our borrowing capacity under the Amended Revolving Credit Facility will be sufficient to sustain our operations for the next twelve months and the foreseeable future.

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

Sources and Uses of Cash

The following table summarizes our cash flows for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025
Net cash provided by (used in) operating activities	$2,932	$(13,962)
Net cash used in investing activities	$(5,274)	$(720)
Net cash used in financing activities	$(5,260)	$(4,146)

Operating Activities

During the three months ended March 31, 2026, our operating activities provided $2.9 million of net cash as compared to net cash used in operating activities of $14.0 million during the three months ended March 31, 2025. The increase in net cash provided by operating activities of $16.9 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by a reduction in interest payments. The interest payment reduction was the result of the paydown and refinancing of our Existing Term Loan (defined below) in December 2025. We anticipate that the paydown and refinancing of the Existing Term Loan will benefit operating cash flows in 2026, given that our term loan borrowings were reduced from $1.2 billion under the Existing Term Loan as of December 17, 2025 (the date of refinancing) to $822.9 million under the Refinancing Term Loan (defined below) as of March 31, 2026 and our interest rate decreased from SOFR plus 4.75% per annum under the Existing Term Loan to SOFR plus 3.00% per annum under the Refinancing Term Loan.

During the three months ended March 31, 2026 and 2025, our operating cash flows were reduced by $4.4 million and $5.8 million, respectively, primarily due to transaction costs, severance and executive recruiting, and strategic initiatives and implementation costs. We expect that some of these activities, including our ERP and other IT implementations, as well as executive recruiting, will continue through part of 2026.

Investing Activities

During the three months ended March 31, 2026 and 2025, our investing activities used $5.3 million and $0.7 million of net cash, respectively. The cash used in investing activities was attributable to purchases of property and equipment in the amounts of $5.3 million and $1.0 million during the three months ended March 31, 2026 and 2025, respectively. We also finance acquisitions of equipment using finance lease arrangements as described below in Noncash Equipment Purchases.

Noncash Equipment Purchases

We seek to optimize our use of cash to advance our growth strategy while also reducing the size of our debt relative to our Adjusted EBITDA. As part of this strategy, we make cash purchases for equipment, which for our wholly owned centers are classified within investing activities, as described above. We also acquire equipment under finance lease arrangements. Assets acquired by our wholly owned centers under finance lease arrangements, which do not involve an up-front cash outlay, totaled $10.8 million and $4.0 million during the three months ended March 31, 2026 and 2025, respectively. Purchases of property and equipment in accounts payable and accrued expenses was $6.9 million and $2.0 million for the three months ended March 31, 2026 and 2025.

Cash From Unconsolidated Affiliates

The centers we operate in partnership with health systems, which we often call JV centers, are accounted for as unconsolidated affiliates, due to our minority ownership position in them. These centers generally distribute cash quarterly, and our pro rata share of these distributions was $17.7 million and $18.3 million during the three months ended March 31, 2026 and 2025, respectively. Distributions from the joint ventures received by us are made from the actual cash flow of the joint ventures after their cash capital expenditures, equipment lease payments, net working capital changes and interest expense, if any. These distributions are included in our condensed consolidated statements of cash flows from operating activities as one line item: “Distributions from investments in unconsolidated affiliates.”

Our earnings from JVs are also shown in one line on our condensed consolidated statements of operations and comprehensive income (loss): “Equity in earnings of unconsolidated affiliates.” These earnings were $15.0 million and $15.3 million for the three months ended March 31, 2026 and 2025, respectively. While the timing of our distributions from our JV centers can vary based on capital and other planning of JV level cash needs, and there were timing differences in 2026 and 2025, the total distributions from investments in unconsolidated affiliates that we received during these two periods together, were approximately $5.6 million higher than our equity in earnings from unconsolidated affiliates as shown in the table below (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2026	2025	Total
Equity in earnings of unconsolidated affiliates	$15,024	$15,318	$30,342
Distributions from investments in unconsolidated affiliates	17,696	18,281	35,977

As with our wholly owned centers, our JV centers add equipment and fund de novo centers through a combination of cash purchases and finance lease arrangements, which do not involve an up-front cash outlay. Equipment purchases under both methods totaled $14.9 million and $8.4 million for our JV centers during three months ended March 31, 2026 and 2025, of which our pro rata ownership share was $6.9 million and $4.1 million, respectively.

Financing Activities

During the three months ended March 31, 2026 and 2025, our financing activities used $5.3 million and $4.1 million of net cash, respectively. The primary use of cash in financing activities was payments on long-term debt and finance leases.

Long Term Debt

On December 15, 2020, Lumexa Imaging, Inc. (“LII”) and Lumexa Imaging Outpatient, Inc. (“LIOI”) entered into a senior secured credit agreement (as amended from time to time prior to the date of the Credit Agreement, the “Existing Credit Agreement”) with Barclays Bank PLC, as administrative agent, collateral agent, an issuing bank and swing line lender, and the other lenders party thereto, providing for a secured term loan facility (the “Existing Term Loan”) and a secured revolving line of credit (the “Existing Revolving Credit Facility” and, together with the Existing Term Loan, the “Existing Senior Secured Credit Facility”).

In December 2025, LII and LIOI entered into Amendment No. 5 to the Existing Senior Secured Credit Facility with Barclays Bank PLC, as administrative agent and collateral agent, and the other lenders party thereto. Our “Amended Credit Agreement” provides for (i) a secured term loan facility of $825.0 million (the “Refinancing Term Loan”) and (ii) a secured revolving line of credit of $250.0 million (the “Amended Revolving Credit Facility” and, together with the Refinancing Term Loan, the “Refinancing Senior Secured Credit Facility”). The Refinancing Senior Secured Credit Facility bears interest at a rate per annum equal to SOFR plus 3.0%. The Refinancing Term Loan is to mature in December 2032. The Amended Revolving Credit Facility matures in December 2030. As of March 31, 2026, $822.9 million was outstanding on the Refinancing Term Loan. No amounts were outstanding under the Amended Revolving Credit Facility as of March 31, 2026.

We have also financed the acquisition of certain medical equipment and leasehold improvements under promissory notes which are collateralized by property and equipment, which mature at various times through 2031.

For more information on our long-term debt, see Note 6 in the notes accompanying our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with health systems, we do not own controlling interests (and are also not the primary beneficiary) in a number of our outpatient imaging centers. As of March 31, 2026, we accounted for 86 of our 189 outpatient imaging centers under the equity method of accounting. As of March 31, 2025, we accounted for 83 of our 182 outpatient imaging centers under the equity method of accounting. Similar to our consolidated outpatient imaging centers, our unconsolidated imaging centers have debts, including finance lease obligations, that are generally non-recourse to us. The debts of our unconsolidated outpatient imaging centers are not included in our consolidated financial statements. As of March 31, 2026 and December 31, 2025, the total debt on the balance sheets of our unconsolidated affiliates was $81.8 million and $69.1 million, respectively.

Vendor Data Disclosure

On April 15, 2026, we became aware that certain electronic patient data, including protected health information, was extracted from the information technology systems of a vendor contracted by us to provide non-clinical, administrative services to us and our affiliated entities.

We promptly notified relevant law enforcement and began an investigation into the nature and scope of the breach. That investigation did not find placement of malicious code on any of our systems and there has been no material interruption to our systems, services or business operations. We have taken steps to further strengthen our security environment, including with respect to the vendor at issue and based on the recommended actions of its incident response firm.

Although we are continuing to evaluate the impact of this incident, including remediation expenses and other potential liabilities, we do not currently believe this incident will have a material adverse effect on our business, operations or financial results. We are in the process of identifying and notifying individuals whose information may have been involved in accordance with applicable regulatory requirements.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 in the notes accompanying our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations, liquidity and stock price. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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
•
If the trading price of our common stock exceeds certain levels at the time of a distribution from or liquidation of Holdings LLC, substantial dilution may result from the issuance of additional shares of our common stock in respect of certain outstanding Holdings LLC incentive units, which may adversely affect the trading price of our common stock; and
•
The other factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

A hypothetical 1% increase in the adjusted SOFR rates under the Refinancing Term Loan would result in an increase of approximately $8.2 million in annual interest expense and a corresponding decrease in income before taxes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, our Principal Executive Officer and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, and due to the material weaknesses in internal controls described below, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Internal Controls over Financial Reporting

As previously disclosed, in connection with the preparation of our consolidated financial statements as of and for the years ended December 31, 2025, 2024 and 2023, our management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified were as follows:

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

Remediation Plans

In an effort to remediate these material weaknesses, we have retained an accounting consulting firm to provide additional depth and breadth in our technical accounting and financial reporting capabilities. We have also hired and plan to hire additional qualified accounting, finance and information technology (“IT”) personnel to provide needed levels of expertise in our internal accounting and IT functions and maintain appropriate segregation of duties. We are also in the process of implementing additional technology platforms and related internal IT policies to support our internal controls. We intend to complete an appropriate risk assessment to identify relevant risks and specify needed objectives. We also intend to formalize and communicate our policies and procedures surrounding our financial close, financial reporting and other accounting processes. Furthermore, we intend to further develop and document necessary policies and procedures regarding our internal control over financial reporting.

These material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time and management has concluded, through testing, that the controls are effective. Accordingly, the material weaknesses were not remediated as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

For information about the risks and uncertainties related to our business, please see Item 1A “Risk Factors” as described in our Annual Report on Form 10-K for the year ended December 31, 2025. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 14, 2025, in connection with our formation, we sold 1,000 shares of our common stock to Holdings LLC for aggregate consideration of $1.00. No underwriters were involved in the foregoing sale of securities. The shares of our common stock described above were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering.

We did not repurchase any of our common stock during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K

None.

(b) Material change to the procedures by which security holders may recommend nominees to the Board of Directors

None.

(c) Insider Trading Arrangements and Policies

During the quarterly period ended March 31, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Amendment No. 6 to Credit Agreement, dated as of March 30, 2026, among Lumexa Imaging, Inc. and Lumexa Imaging Outpatient, Inc., as borrowers, and Barclays Bank PLC, as administrative agent.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lumexa Imaging Holdings, Inc.

Date: May 12, 2026	By:	/s/ Caitlin Zulla
Caitlin Zulla
Chief Executive Officer