Form 10-Q
period 2026-06-30
Lumexa Imaging Holdings, Inc.
filed 2026-08-13
CIK 2071288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

As of August 13, 2026, the registrant had 96,074,976 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for common shares)

	JUNE 30,	DECEMBER 31,
	2026	2025
ASSETS
Cash and cash equivalents	$69,705	$58,828
Accounts receivable	120,637	112,942
Accounts receivable, related party	20,024	18,893
Other receivables	31,552	19,015
Prepaid expenses	14,498	17,582
Total current assets	256,416	227,260
Property and equipment, net of accumulated depreciation	156,062	144,709
Operating lease right-of-use assets	77,033	76,555
Investments in unconsolidated affiliates	423,331	423,191
Intangible assets, net of accumulated amortization	39,722	41,335
Goodwill	807,554	807,554
Other assets	48,654	43,953
TOTAL ASSETS(1)	$1,808,772	$1,764,557
LIABILITIES AND EQUITY
Accounts payable	$27,062	$44,857
Accrued expenses and other current liabilities	109,167	95,561
Accounts receivable pledging arrangement	1,267	1,599
Current portion of long-term debt	14,330	13,112
Current portion of finance lease liabilities	14,597	11,552
Current portion of operating lease liabilities	11,932	12,513
Total current liabilities	178,355	179,194
Long-term debt, less current maturities	819,753	819,029
Long-term finance lease liabilities, less current maturities	41,177	33,262
Long-term operating lease liabilities, less current maturities	72,296	71,437
Deferred income taxes	43,592	40,772
Other liabilities	38,538	34,740
Total liabilities(1)	1,193,711	1,178,434
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 96,074,976 shares issued and outstanding at June 30, 2026 and 96,109,927 shares issued and outstanding at December 31, 2025	96	96
Additional paid-in-capital	1,241,563	1,217,087
Accumulated deficit	(626,598)	(631,060)
Total equity	615,061	586,123
TOTAL LIABILITIES AND EQUITY	$1,808,772	$1,764,557

(1)
The Company’s condensed consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”), that can only be used to settle obligations and liabilities of the VIE and for which creditors do not have recourse to the primary beneficiary (Lumexa Imaging Holdings, Inc.). As of June 30, 2026 and December 31, 2025, total assets of consolidated VIEs consisted of accounts receivable of $60,623 and $49,560, respectively; accounts receivable, related party of $3,094 and $5,811, respectively; prepaid expenses of $1,111 and $1,502, respectively; other receivables of $5,482 and $4,463, respectively; property and equipment, net of accumulated depreciation of $18,173 and $17,669, respectively; operating lease right-of-use assets of $10,457 and $9,541, respectively; goodwill of $101,802 and $101,802, respectively; investments in unconsolidated affiliates of $54,020 and $54,087, respectively; and other assets of $23,356 and $21,554, respectively. As of June 30, 2026 and December 31, 2025, total liabilities of consolidated VIEs consisted of accounts payable of $349 and $373, respectively; accrued expenses and other current liabilities of $18,662 and $18,150, respectively; current portion of operating leases of $1,721 and $1,647, respectively; other liabilities of $28,296 and $25,724, respectively; and long-term operating lease liabilities, less current maturities of $9,302 and $8,492, respectively. See Note 10 “Variable Interest Entities” for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except for share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
REVENUES:
Net patient service revenue	$194,902	$189,347	$383,894	$373,564
Net patient service revenue, related party	8,833	8,838	17,159	16,919
Management fee and other revenue	8,708	4,822	14,385	10,145
Management fee and other revenue, related party	51,719	48,395	101,261	95,775
Total revenues	264,162	251,402	516,699	496,403
OPERATING EXPENSES:
Cost of operations, excluding depreciation and amortization	225,285	212,265	443,040	420,662
General and administrative expenses	24,397	18,689	44,732	36,181
Depreciation and amortization	10,083	9,279	20,005	18,330
Loss (gain) on disposal of property and equipment	(24)	16	113	(146)
Total operating expenses	259,741	240,249	507,890	475,027
Equity in earnings of unconsolidated affiliates	18,619	16,527	33,643	31,845
INCOME FROM OPERATIONS	23,040	27,680	42,452	53,221
OTHER EXPENSES:
Interest expense	16,222	30,097	32,553	59,946
Loss on extinguishment and modification of debt	1,053	—	1,053	—
Total other expenses	17,275	30,097	33,606	59,946
INCOME (LOSS) BEFORE INCOME TAXES	5,765	(2,417)	8,846	(6,725)
Income tax provision	3,020	4,809	4,384	8,188
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$2,745	$(7,226)	$4,462	$(14,913)
Weighted average shares outstanding:
Basic	95,983,246	69,526,574	95,983,240	69,524,980
Diluted	96,039,426	69,526,574	96,011,335	69,524,980
Net income (loss) per common share:
Basic	$0.03	$(0.10)	$0.05	$(0.21)
Diluted	$0.03	$(0.10)	$0.05	$(0.21)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMEXA IMAGIng holdings, inc. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except common shares)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	paid-in-capital	Deficit	Equity
Balance at December 31, 2024	69,523,830	$70	$745,540	$(583,956)	$161,654
Capital contributions	32,885	—	660	—	660
Stock-based compensation	—	—	6,374	—	6,374
Net loss	—	—	—	(7,687)	(7,687)
Balance at March 31, 2025	69,556,715	70	752,574	(591,643)	161,001
Capital contributions	2,741	—	55	—	55
Stock-based compensation	—	—	8,346	—	8,346
Net loss	—	—	—	(7,226)	(7,226)
Balance at June 30, 2025	69,559,456	$70	$760,975	$(598,869)	$162,176

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	paid-in-capital	Deficit	Equity
Balance at December 31, 2025	96,109,927	$96	$1,217,087	$(631,060)	$586,123
Forfeiture of restricted stock awards	(29,192)	—	—	—	—
Forfeiture of restricted stock units related to retention bonus	—	—	(494)	—	(494)
Stock-based compensation	—	—	12,274	—	12,274
Net income	—	—	—	1,717	1,717
Balance at March 31, 2026	96,080,735	96	1,228,867	(629,343)	599,620
Forfeiture of restricted stock awards	(5,759)	—	—	—	—
Forfeiture of restricted stock units related to retention bonus	—	—	(41)	—	(41)
Stock-based compensation	—	—	12,737	—	12,737
Net income	—	—		2,745	2,745
Balance at June 30, 2026	96,074,976	$96	$1,241,563	$(626,598)	$615,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,462	$(14,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	20,005	18,330
Amortization of operating lease right-of-use assets	7,956	7,424
Amortization of debt issuance costs	1,437	2,871
Amortization of cloud computing implementation costs	760	184
Write-off of debt issuance costs related to extinguishment of debt	46	—
Equity in earnings of unconsolidated affiliates	(33,643)	(31,845)
Distributions from investments in unconsolidated affiliates	36,869	32,820
Loss (gain) on disposal of property and equipment	113	(146)
Deferred income taxes	2,820	1,477
Stock-based compensation	25,011	14,720
Other	(535)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,695)	(6,870)
Accounts receivable, related party	(1,131)	(2,035)
Capitalized cloud computing implementation costs	(1,647)	(1,421)
Other receivables	(12,537)	(5,410)
Prepaid expenses	3,034	(7,028)
Other assets	(4,723)	(11,311)
Accounts payable	(18,596)	1,214
Accrued expenses and other current liabilities	18,085	(11,002)
Other liabilities	3,798	7,018
Operating lease liabilities	(8,156)	(5,966)
Net cash provided by (used in) operating activities	35,733	(11,889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale or disposal of property and equipment	40	713
Acquisition of intangible asset	(600)	—
Purchases of property and equipment	(14,985)	(5,602)
Contributions to investments in unconsolidated affiliates	(3,366)	—
Net cash used in investing activities	(18,911)	(4,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of third-party debt issuance costs	(154)	—
Proceeds from long-term debt	9,536	496
Payments of long-term debt	(8,393)	(7,821)
Proceeds from revolving line of credit	—	5,000
Payments of finance lease liabilities	(6,602)	(2,998)
Capital contributions	—	715
Repayments on accounts receivable pledging arrangement	(332)	—
Net cash used in financing activities	(5,945)	(4,608)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,877	(21,386)
CASH AND CASH EQUIVALENTS, beginning of period	58,828	26,131
CASH AND CASH EQUIVALENTS, end of period	$69,705	$4,745

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

The Company, together with its subsidiaries, is a network of diagnostic outpatient imaging centers in the United States, many of which are operated directly or indirectly through investments in unconsolidated affiliates with hospital partners. The investments in unconsolidated affiliates are accounted for using the equity method of accounting. The Company also has relationships with physician-owned radiology practices, which provide professional services to the Company and third-party hospitals. The Company has operations in 14 states.

The Company operates its business through two wholly owned subsidiaries: Lumexa Imaging, Inc. (formerly US Radiology Specialists, Inc., (“LII”)) and Lumexa Imaging Outpatient, Inc. (formerly US Outpatient Imaging Specialists, Inc. (“LIOI”)). The consolidated financial statements include the accounts of Lumexa Imaging Holdings, Inc., its wholly owned subsidiaries and entities in which the Company has a controlling financial interest, also known as a variable interest entity (“VIE”). Generally accepted accounting principles in the United States of America (“US GAAP”) require variable interest entities to be consolidated if an entity’s interest in the VIE is a controlling financial interest. See further discussion of VIEs in Note 2 “Summary of Significant Accounting Policies.”

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

All intercompany accounts and transactions with consolidated entities have been eliminated in consolidation. The Company does not have any components of other comprehensive income within its condensed consolidated financial statements, and, therefore, does not separately present a statement of comprehensive income (loss) in its condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP.

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

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026, its results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025, was derived from audited annual consolidated financial statements but does not contain all of the footnote disclosures from the audited consolidated financial statements.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2025 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2026.

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

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

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

The following table disaggregates net patient service revenue by major third-party payor source for the periods presented:

	THREE MONTHS ENDED JUNE 30,
	2026	2025
Commercial insurance	59%	59%
Government—Medicare	25	24
Government—Medicaid	4	5
Attorney liens	3	5
Self-pay	4	3
Other third-party payors	5	4
	100%	100%

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Commercial insurance	58%	58%
Government—Medicare	24	24
Government—Medicaid	4	5
Attorney liens	3	5
Self-pay	4	3
Other third-party payors	7	5
	100%	100%

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

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s percentage of accounts receivable by payor class was as follows:

	JUNE 30,	DECEMBER 31,
	2026	2025
Commercial insurance	41%	42%
Attorney liens	33	36
Government—Medicare	13	12
Government—Medicaid	4	3
Self-pay	1	1
Other third-party payors	8	6
	100%	100%

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

Concentration of Credit Risk and Significant Customers

No single customer exceeded 10% of net patient service revenue during the three or six months ended June 30, 2026 and 2025.

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

The Company owns 49% of an investment in an unconsolidated affiliate, BTDI JV, LLP (“BTDI”), which made up 72% of management fees and other revenue, related party during both the three and six months ended June 30, 2026, and 72% during both the three and six months ended June 30, 2025. BTDI made up 61% and 60% of accounts receivable, related party, as of June 30, 2026 and December 31, 2025, respectively. Refer to Note 12 “Related Party Transactions” for further discussion on related party relationships.

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

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Stock-based Compensation

The Company has issued stock-based awards to key employees and directors under the 2025 Equity Plan in the form of restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and stock options. The Company accounts for these stock-based awards based on their grant date fair values. Determining the grant date fair values of stock-based awards requires management to make assumptions and judgments. The fair value of awards with market conditions is computed using the Monte Carlo simulation which is affected by the Company’s stock price and related volatility, expected dividend yield, term of the award, exercise price and risk-free interest rate. The fair value of service-based RSUs and RSAs is determined using the Company’s stock price as of the date of grant. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions. Stock-based compensation expense is recognized on a straight-line basis for awards with service vesting conditions, whereas awards with market conditions are recognized using the accelerated attribution method. Forfeitures are accounted for as they occur. The Company’s Employee Stock Purchase Plan (“ESPP”) commenced during the second quarter of 2026, with an initial six-month offering period, at the end of which, eligible employees’ accumulated payroll deductions will be used to purchase shares of the Company’s common stock. See Note 8 “Stock-based Compensation” for further discussion.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The capitalized cloud computing software implementation costs are reported as a component of prepaid expenses and other assets on the condensed consolidated balance sheets. As of June 30, 2026, the Company had $2.5 million (within prepaid expenses) and $5.1 million (within other assets) of such costs on the condensed consolidated balance sheet. As of December 31, 2025, the Company had $1.3 million (within prepaid expenses) and $4.6 million (within other assets) of such costs on the condensed consolidated balance sheets.

These costs are amortized using the straight line method over their respective contract service periods, including periods covered by an option to extend, ranging from one to 10 years. Amortization expense for capitalized cloud computing implementation costs for the three and six months ended June 30, 2026 and 2025 was $0.6 million, $0.8 million, $0.1 million and $0.2 million, respectively, and is included in cost of operations, excluding depreciation and amortization in the condensed consolidated statements of operations and comprehensive income (loss).

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which the Company has the ability to exert significant influence but less than a controlling interest are accounted for using the equity method of accounting. Investments in unconsolidated affiliates are initially recorded at cost, unless there is a deconsolidation where the investments are a result of the Company no longer having control of a previously controlled entity but still retaining a non-controlling interest. Under the equity method of accounting, the Company’s proportionate share of an investee’s net assets is reflected on the Company’s consolidated balance sheets and the Company’s proportionate share of earnings and losses are reflected on the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company assesses the carrying value of its investments in unconsolidated affiliates annually or more frequently if events arise that may indicate that the value of the investment is not recoverable. The Company examines potential impairments by considering factors such as current economic and market conditions and the operating performance of the investees. Should such examination indicate that an impairment is more than short-term in nature, a charge to earnings and the carrying value of the investment would be recorded. As of December 31, 2025, the Company performed its annual assessment of investments in unconsolidated affiliates and determined that these investments were not impaired.

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

As of June 30, 2026 and December 31, 2025, all of the Company’s long-lived assets were located in the United States, and for the three and six months ended June 30, 2026 and 2025, all revenue was earned in the United States.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

3. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except for common share and per common share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$2,745	$(7,226)	$4,462	$(14,913)
Denominator:
Weighted-average common shares outstanding, basic	95,983,246	69,526,574	95,983,240	69,524,980
Shares issuable upon exercise or vesting of dilutive stock options, RSAs or RSUs	56,180	—	28,095	—
Weighted-average common shares outstanding, diluted	96,039,426	69,526,574	96,011,335	69,524,980
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.10)	$0.05	$(0.21)
Diluted	$0.03	$(0.10)	$0.05	$(0.21)

For the three and six months ended June 30, 2026, stock options, RSUs and common shares available for issuance under the ESPP, representing 4.6 million potentially dilutive securities were outstanding, but were excluded from the calculation of diluted net income per common share because including them would have had an anti-dilutive effect.

For the three and six months ended June 30, 2025, Incentive Units, representing 12.3 million potentially dilutive securities were outstanding, but were excluded from the calculation of diluted net loss per common share because including them would have had an anti-dilutive effect.

For the purposes of determining the basic and diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2025, the Company retrospectively reflected the Equity Reorganization that occurred (See Note 1) in connection with the IPO. As such, the basic and diluted weighted average number of common shares outstanding for those periods reflect the contribution by the Company of shares of Common Stock to Holdings LLC on a 1 share of Common Stock to 9 units of Holdings LLC ratio, assuming that all such shares of Common Stock were issued and outstanding as of the beginning of the earliest period presented.

4. Supplemental Cash Flow Information

	SIX MONTHS ENDED JUNE 30,
(in thousands)	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$31,116	$57,075
Cash paid for income taxes, net	$1,748	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under finance leases	$17,992	$4,414
Right of use assets acquired under operating leases	$9,334	$4,451
Purchase of property and equipment in accounts payable and accrued expenses	$4,823	$3,962

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2026	2025
Accrued compensation and benefits	$42,896	$39,625
Contract labor	7,006	7,753
Medical claims payable	2,318	3,912
Profit sharing plan	7,550	14,870
Medical malpractice accrual	7,094	6,395
Taxes payable	4,229	421
Accrued professional fees	11,519	8,671
Accrued severance	30	1,978
Other accrued expenses	26,525	11,936
Total	$109,167	$95,561

6. Long-Term Debt

The following is a summary of the Company’s long-term debt (in thousands):

	JUNE 30,	DECEMBER 31,
	2026	2025
Senior secured term loan	$822,938	$825,000
Promissory notes	20,645	17,441
Accounts receivable pledging arrangement	1,267	1,599
Total debt obligations	844,850	844,040
Less debt issuance costs and discount	(9,500)	(10,300)
Long-term debt, net of debt issuance costs	835,350	833,740
Less accounts receivable pledging arrangement	(1,267)	(1,599)
Less current maturities of long-term debt	(14,330)	(13,112)
Long-term debt, less current maturities	$819,753	$819,029

Scheduled maturities of long-term debt as of June 30, 2026, excluding the Accounts Receivable Pledging Arrangement, were as follows (in thousands):

Years Ending December 31,
2026 (remaining six months)	$7,069
2027	14,505
2028	13,598
2029	11,395
2030	10,440
Thereafter	786,576
Total	$843,583

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

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

SOFR, plus 4.75% per annum (where the applicable SOFR rate had a 0.5% floor). On November 22, 2024, the Company entered into Amendment No. 4 (“Fourth Amendment”) to its Original Credit Agreement. The Fourth Amendment extended the maturity to the Original Revolving Credit Facility to September 2027.

On December 17, 2025, the Company entered into Amendment No. 5 to the Original Credit Agreement (Original Credit Agreement, as so amended, the “Amended Credit Agreement”). The Amended Credit Agreement provides for (i) a secured term loan facility of $825.0 million (“Refinancing Term Loan”) and (ii) a secured revolving line of credit of $250.0 million (“Amended Revolving Credit Facility”). The Refinancing Term Loan bears interest at SOFR plus 3.0%, or the Prime Rate plus 2.0%, and matures in December 2032. The Amended Revolving Credit Facility bears interest at SOFR plus 3.0%, or the Prime Rate plus 2.0%, and matures in December 2030. Proceeds from the Refinancing Term Loan of $825.0 million, along with $406.4 million of the Company’s IPO proceeds, were utilized to repay the term loans in full that were outstanding under the Original Credit Agreement. The Refinancing Term Loan requires quarterly principal payments of $2.1 million. On June 30, 2026, the Company entered into Amendment No. 7 to the Original Credit Agreement (the “7th Amendment”). The 7th Amendment reduced the Refinancing Term Loan’s and Amended Revolving Credit Facility’s interest rates from SOFR plus 3.0% to SOFR plus 2.5%.

The Amended Credit Agreement and 7th Amendment were evaluated under ASC 470-50, Debt-Modifications and Extinguishments. The borrowings under the Original Credit Agreement and the Amended Credit Agreement represented a loan syndication. As such, the accounting for the Amended Credit Agreement was evaluated on a lender by lender basis and resulted in new borrowings, extinguishments and modifications depending on each lender’s participation or lack thereof in the Amended Credit Agreement and the Original Credit Agreement. The Company incurred a total of $19.3 million in third party and lender costs as part of the Amended Credit Agreement. The Company capitalized $5.4 million and $5.9 million of costs associated with the Refinancing Term Loan and Amended Revolving Credit Facility, respectively. Such amounts are reported in Long-term debt, less current maturities and Other assets, respectively, on the condensed consolidated balance sheet as of December 31, 2025. The remaining $8.0 million of costs were expensed within Loss on extinguishment and modification of debt in the consolidated statement of operations for the year ended December 31, 2025. Additionally, as part of the Amended Credit Agreement, $5.4 million of previously capitalized debt issuance costs were expensed within Loss on extinguishment and modification of debt in the consolidated statement of operations for the year ended December 31, 2025. As part of the 7th Amendment, the Company incurred $1.2 million of third party costs related to the repricing, which were expensed within Loss on extinguishment and modification of debt in the consolidated statement of operations for the six months ended June 30, 2026.

As of June 30, 2026 and December 31, 2025, the interest rate on the Refinancing Term Loan was 6.2% and 6.7%, respectively. No amounts were outstanding under the Amended Revolving Credit Facility as of June 30, 2026 or December 31, 2025. Additionally, a commitment fee accrues per annum on the unused revolver commitments. The fee varies based on the Company’s leverage ratio. As of June 30, 2026 and December 31, 2025, the unused commitment fee was 0.50%. The fair value of the Refinancing Term Loan, which is classified within Long Term Debt on its condensed consolidated balance sheets, was $825.0 million and $829.0 million as of June 30, 2026 and December 31, 2025, respectively. The fair value estimates for the Company’s Refinancing Term Loan are based on bid quotes for comparable liabilities in inactive markets, a Level 2 input.

Covenants

The Amended Credit Agreement contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to incur additional debt, pay dividends and other distributions, and engage in certain other transactions as specified therein. Failure to comply with these covenants could constitute an event of default notwithstanding the Company’s ability to meet its debt service obligations. The Company’s financial covenant is triggered if outstanding revolving credit exposure exceeds 40% of the aggregate principal amount of the Amended Revolving Credit Facility on the last day of the quarterly reporting period. If the covenant is triggered, the Company’s consolidated net leverage ratio on the last day of the test period shall not exceed 7.5 to 1. As of June 30, 2026, the Company’s outstanding revolving credit exposure did not exceed 40% of the aggregate principal amount of the Amended Revolving Credit Facility and, therefore, did not trigger the covenant. The Amended Credit Agreement includes various customary remedies for the lenders following an event of default. The Company was in compliance with all applicable covenants in the Amended Credit Agreement as of June 30, 2026.

The Company’s borrowings under the Amended Credit Agreement are guaranteed by LII and LIOI and each other wholly owned subsidiary of the Company, subject to certain exceptions. Substantially all of the assets of the Company are pledged as collateral in connection with the Amended Credit Agreement.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Promissory Notes

The Company has financed the acquisition of certain medical equipment and leasehold improvements under promissory notes. The promissory notes bear interest at rates ranging from 4.57% to 12.35% per annum and mature at various times through 2031. The promissory notes are collateralized by property and equipment of the Company and given the nature of the promissory notes, it was determined that the fair value approximates carrying value.

Accounts Receivable Pledging Arrangement

In August 2025, the Company entered into an accounts receivable pledging arrangement (the “AR Pledging Arrangement”) with a third-party financing company (the “Financer”). The final payment of the pledged accounts receivable will be settled through the judicial system (i.e., litigation between third parties), rather than by the associated patient or insurance company (the “Legal AR”). Under the AR Pledging Arrangement, the Company pledges certain of its Legal AR to the Financer in exchange for an advance cash payment in an amount equal to a predefined percentage multiplied by the amount due under such Legal AR. The AR Pledging Arrangement does not qualify for sale accounting, and the amounts received are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s condensed consolidated balance sheet and continue to be accounted for as if the transfer had not occurred. As of June 30, 2026, $1.3 million was outstanding under the AR Pledging Arrangement, which is secured by $2.6 million of accounts receivable. As of December 31, 2025, $1.6 million was outstanding under the AR Pledging Arrangement, which is secured by $3.3 million of accounts receivable. The amounts borrowed are reported as a current liability on the condensed consolidated balance sheets.

The Financer also acts as a servicer of the Legal AR over its remaining life and, upon settlement and collection on the Legal AR, the Company owes the Financer a servicing fee that is equal to a predefined percentage multiplied by the amount of cash collected. Until settlement and collection, the Legal AR under this arrangement is recognized by the Company and used to secure the borrowing from Financer. The Company has elected to account for the secured borrowing by utilizing the fair value option. There have been no material changes in the fair value of the secured borrowing as of June 30, 2026. Therefore, no mark to market adjustment has been recognized for the six months ended June 30, 2026.

7. Income Taxes

For the three and six months ended June 30, 2026, income tax expense was $3.0 million and $4.4 million, respectively. For the three and six months ended June 30, 2025, income tax expense was $4.8 million and $8.2 million, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2026 were 52.4% and 49.6% compared to (199.0)% and (121.8)% for the same periods in 2025. The difference in the effective tax rate is primarily due to the change in the Company’s tax-paying components as a result of the Equity Reorganization, changes in non-deductible compensation and the related impacts to the valuation allowance.

8. Stock-Based Compensation

The Company’s stock-based compensation expense includes Holdings LLC Common Units and Incentive Units as well as stock options, RSUs and RSAs issued under the 2025 Equity Plan and expense associated with the Company’s ESPP (together, the “Employee Awards”).

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Holdings LLC Common Units	$6,094	$7,532	$12,197	$13,664
Incentive Units	163	814	418	1,056
Stock Options	3,448	—	7,087	—
RSAs and RSUs	2,942	—	5,219	—
ESPP	90	—	90	—
Total	$12,737	$8,346	$25,011	$14,720

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

During the three months ended June 30, 2026, the Company granted 297,700 time vesting RSUs and 144,900 market vesting RSUs under the 2025 Equity Plan. During the six months ended June 30, 2026, the Company granted 912,800 time vesting RSUs and 223,700 market vesting RSUs under the 2025 Equity Plan. The time vesting RSUs vest over three years of continuous service, while the market based RSUs vest upon achievement of specified price targets over a defined trading period. The aggregate grant-date fair value of these awards was $3.7 million for three months ended June 30, 2026 and $13.8 million for the six months ended June 30, 2026. No shares were issued under the ESPP as of June 30, 2026.

9. Commitments and Contingencies

Regulatory Oversight

The Company expects that audits, inquiries, and investigations from government authorities and agencies will occur in the ordinary course of business.

Such audits, inquiries, and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial conditions, results of the operations, and cash flows. The Company has not recorded a reserve for these matters as of June 30, 2026 and December 31, 2025, as the variables affecting any potential eventual liability depend on the current unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry, and investigation and cannot be reasonably estimated at this time. Management believes that the resolution of all current regulatory matters will not result in a material impact to the Company’s financial condition, results of operation, or cash flows.

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

10. Variable Interest Entities

The Company’s VIEs consist of both VIE Physician Practices and Franchise Centers.

VIE Physician Practices

The VIE Physician Practices are wholly owned, from an equity ownership perspective and for certain regulatory reasons, by certain physicians (the “Physician Owners”) who are employed by the Company or a VIE Physician Practice. The VIE Physician Practices were established to operate as medical radiology practices and provide their patients with professional interpretation services. At various points between 2018 and 2023, via the establishment or acquisition of the MSOs and execution of the ASAs and other contractual agreements, the Company acquired a controlling financial interest in the VIE Physician Practices (described below in detail). Through the ASAs, the MSOs have exclusive responsibility for the provision of non-medical services required for the day-to-day operation and management of each of the VIE Physician Practices, including establishing annual capital and operating budgets, and making recommendations to the VIE Physician Practices in establishing the guidelines for the employment and compensation for the physicians and other employees of the VIE Physician Practices. Via other contractual agreements, the Company has the right to designate an appropriate licensed person(s) to purchase the equity interest of the VIE Physician Practices for a nominal amount in the event of a transfer event at the Company’s discretion.

In assessing whether the Company should consolidate the VIE Physician Practices, the Company evaluated whether it has a variable interest in the VIE Physician Practices, whether the VIE Physician Practices are VIEs, and whether the Company has a controlling financial interest in the VIE Physician Practices. The Company concluded that it has variable interests in the VIE Physician Practices on the basis that the Company has the right to receive income as an ongoing management fee under the ASAs, which effectively absorbs all of the residual interests of the VIE Physician Practices. The Company also has the implicit obligation to absorb losses of the VIE Physician Practices and to additionally provide, in certain circumstances, cash advances to the VIE Physician Practices if the VIE Physician Practices have insufficient funds. The Company did not provide any such cash advances to the VIE Physician Practices during the six months ended June 30, 2026 or 2025. The Company determined the VIE Physician Practices are VIEs due to insufficient equity

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

at risk and/or the holders of the equity at risk in the VIE Physician Practices (i.e., the Physician Owners) lacking the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE Physician Practices’ economic performance.

The contractual arrangements described above allow the Company to direct the activities that most significantly impact the economic performance of the VIE Physician Practices. Accordingly, the Company is the primary beneficiary of the VIE Physician Practices and consolidates the VIE Physician Practices under the VIE model.

The table below illustrates the assets and liabilities of the VIE Physician Practices (in thousands):

	JUNE 30,	DECEMBER 31,
	2026	2025
Assets
Current assets	$62,194	$56,239
Non-current assets	205,787	202,549
Total assets of consolidated VIEs	267,981	258,788
Liabilities
Current liabilities	15,748	17,038
Non-current liabilities	35,875	32,334
Total liabilities of consolidated VIEs	51,623	49,372
Total net assets of consolidated VIEs	$216,358	$209,416

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

In assessing whether AHI should consolidate the Franchise Centers, the Company evaluated whether AHI holds a variable interest in the Franchise Centers, if the Franchise Centers are VIEs, and whether AHI has a controlling financial interest in the Franchise Centers. The Company concluded that AHI has the right to receive income as an ongoing management fee under the MSAs, which effectively absorbs all of the residual interest of the Franchise Centers. AHI also has the implicit obligation to absorb losses of the Franchise Centers and to additionally provide, in certain circumstances, cash advances to the Franchise Centers, if the Franchise Centers have insufficient funds. AHI did not provide any such cash advances to the Franchise Centers during the six months ended June 30, 2026 or 2025. The Company determined that the Franchise Centers are considered VIEs because their equity at risk is insufficient to finance their activities without additional support.

The contractual arrangements above allow AHI to direct the activities that most significantly impact the Franchise Centers’ economic performance. Thus, AHI is the primary beneficiary and consolidates the Franchise Centers.

Total assets and liabilities included in the Company’s condensed consolidated balance sheets associated with the Franchise Centers were $10.1 million and $7.2 million and $6.7 million and $5.0 million, respectively, as of June 30, 2026 and December 31, 2025, respectively.

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

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

shortfall on their payment of such administrative service fees, noncontrolling interest holders in the VIEs are not expected to be allocated any residual profits, losses, dividends or liquidation proceeds. Therefore, the noncontrolling interests in the VIEs have no material value and the income and expenses recognized by the VIEs are attributable in totality to the Company.

The Company has not identified any VIEs during the six months ended June 30, 2026 or 2025, for which the Company determined that it is not the primary beneficiary and thus did not consolidate. No VIEs were added and no VIEs were deconsolidated during the six months ended June 30, 2026 or 2025.

11. Investments in Unconsolidated Affiliates

At June 30, 2026, the Company operates 88 imaging centers (“JV centers”) through joint ventures with health system partners.

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

The following is a summary of the statements of income for the investments in unconsolidated affiliates on an aggregated basis for the periods indicated (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2026			2025
	BTDI	ALL OTHERS	TOTAL	BTDI	ALL OTHERS	TOTAL
Income statement:
Revenues	$109,533	$42,905	$152,438	$100,890	$39,282	$140,172
Expenses	78,142	34,476	112,618	72,416	31,971	104,387
Net income	$31,391	$8,429	$39,820	$28,474	$7,311	$35,785
Company’s share of net income	$14,966	$4,226	$19,192	$13,616	$3,411	$17,027
Amortization of basis difference	(500)	(73)	(573)	(500)	—	(500)
Equity in earnings of unconsolidated affiliates	$14,466	$4,153	$18,619	$13,116	$3,411	$16,527

	SIX MONTHS ENDED JUNE 30,
	2026			2025
	BTDI	ALL OTHERS	TOTAL	BTDI	ALL OTHERS	TOTAL
Income statement:
Revenues	$208,505	$83,616	$292,121	$193,945	$77,989	$271,934
Expenses	151,437	67,855	219,292	141,684	61,522	203,206
Net income	$57,068	$15,761	$72,829	$52,261	$16,467	$68,728
Company’s share of net income	$27,211	$7,537	$34,748	$25,014	$7,831	$32,845
Amortization of basis difference	(1,000)	(105)	(1,105)	(1,000)	—	(1,000)
Equity in earnings of unconsolidated affiliates	$26,211	$7,432	$33,643	$24,014	$7,831	$31,845

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

12. Related Party Transactions

Net patient service revenue, Related Party

The Company provides diagnostic imaging services and radiology services to its JV centers, which are operated through unconsolidated affiliates and, which include CIS, BTDI, SCLTDI and IH-USRS as co-owners. Based on service agreements with these entities, the Company recorded patient revenues of $8.8 million and $17.2 million during the three and six months ended June 30, 2026, respectively, and $8.8 million and $16.9 million related to these services during the three and six months ended June 30, 2025, respectively, which is included in Net patient service revenue, related party on the condensed consolidated statements of operations and comprehensive income (loss). The Company has a receivable from JV centers in the amount of $3.0 million and $2.8 million as of June 30, 2026 and December 31, 2025, respectively, which is included in Accounts receivable, related party on the condensed consolidated balance sheets.

Management fee revenue and other, Related Party

The Company provides management and administrative services based on management service agreements including staff and administrative support to its JV centers, which are operated through investments in unconsolidated affiliates. A large portion of this revenue relates to JV centers operated through BTDI, for which the Company recorded revenue of $37.4 million, $72.9 million, $34.9 million and $68.9 million related to these services during the three and six months ended June 30, 2026 and 2025, respectively, which is included in Management fee and other revenue, related party on the condensed consolidated statements of operations and comprehensive income (loss). The Company has a receivable from BTDI in the amount of $9.9 million and $9.1 million as of June 30, 2026 and December 31, 2025, respectively, which is included in Accounts receivable, related party on the condensed consolidated balance sheets.

For all other JV centers, the Company recorded management fees of $14.3 million and $28.4 million for the three and six months ended June 30, 2026, respectively, and $12.9 million and $25.8 million for the three and six months ended June 30, 2025, respectively, which are included in Management fee and other revenue, related party on the condensed consolidated statements of operations and comprehensive income (loss). The Company has a receivable from these JV centers in the amount of $7.1 million and $6.4 million as of June 30, 2026 and December 31, 2025, respectively, which is included in Accounts receivable, related party on the condensed consolidated balance sheets.

The Company also provides management services and administrative services based on management service agreements to Atrium Health and its subsidiaries (“Atrium”), which is an investor in Lumexa Imaging and, before the completion of the Company’s IPO, had the right to appoint one LII manager to Holdings LLC’s board of managers, thus resulting in a related party relationship. Atrium Health does not have the right to appoint any directors to the Company’s board of directors and is no longer considered a related party subsequent to the Company’s IPO. Atrium is an investor, along with LII, in CIS. The revenue for such services earned from Atrium was $0.6 million and $1.1 million during the three and six months ended June 30, 2025, respectively, and is included in Management fee and other revenue, related party on the condensed consolidated statements of operations and comprehensive income (loss). Atrium owed the Company $0.6 million at December 31, 2025, for such services, which are included in Accounts receivable, related party on the condensed consolidated balance sheets.

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

The CODM reviews revenues and Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) of each segment for the purpose of making operating decisions, assessing financial performance, and deciding how to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

forecasting process. The CODM considers budget-to-actual variances monthly when making decisions about allocating resources to the segments.

Adjusted EBITDA is defined by the Company as net income (loss) determined in accordance with US GAAP, before interest expense, provision for income taxes, depreciation and amortization, unit-based compensation expense and the impact, which may be recurring in nature, of transaction costs, one-time litigation and settlement expenses associated with claims made against the Company, costs associated with strategic initiatives and implementation, goodwill impairment charges, severance and executive recruiting costs, gains or losses on dispositions and other similar or infrequent items (although the Company may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated affiliates.

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

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following tables present revenues and Adjusted EBITDA for each reportable segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED JUNE 30, 2026
	OUTPATIENT	PROFESSIONAL	INTERSEGMENT ELIMINATIONS	TOTAL OF REPORTABLE SEGMENTS
Revenue
Net patient service revenue	$143,747	$64,280	$(4,292)	$203,735
Management fee and other revenue	52,462	7,965	—	60,427
Total revenues	196,209	72,245	(4,292)	264,162
Other segment items(1)	149,844	62,165	(4,292)	207,717
Adjusted EBITDA	$46,365	$10,080	$—	$56,445
Less:
Depreciation and amortization				(10,083)
Income tax provision				(3,020)
Amortization of basis difference				(573)
Interest expense				(16,222)
Loss on extinguishment and modification of debt				(1,053)
Gain on disposal of property and equipment				24
Stock-based compensation				(12,737)
Severance and executive recruiting(2)				(686)
Strategic initiatives and implementation(3)				(2,659)
Transaction costs(4)				(707)
Litigation and settlements(5)				(1,173)
Other(6)				(87)
Adjustments for equity in earnings of unconsolidated affiliates(7)				(4,724)
Net income				$2,745

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	THREE MONTHS ENDED JUNE 30, 2025
	OUTPATIENT	PROFESSIONAL	INTERSEGMENT ELIMINATIONS	TOTAL OF REPORTABLE SEGMENTS
Revenue
Net patient service revenue	$138,909	$61,400	$(2,124)	$198,185
Management fee and other revenue	48,289	4,928	—	53,217
Total revenues	187,198	66,328	(2,124)	251,402
Other segment items(1)	140,216	57,036	(2,124)	195,128
Adjusted EBITDA	$46,982	$9,292	$—	56,274
Less:
Depreciation and amortization				(9,279)
Income tax provision				(4,809)
Amortization of basis difference				(500)
Interest expense				(30,097)
Stock-based compensation				(8,346)
Loss on disposal of property and equipment				(16)
Severance and executive recruiting(2)				(803)
Strategic initiatives and implementation(3)				(1,018)
Transaction costs(4)				(3,875)
Litigation and settlements(5)				—
Other(6)				(142)
Adjustments for equity in earnings of unconsolidated affiliates(7)				(4,615)
Net loss				$(7,226)

	SIX MONTHS ENDED JUNE 30, 2026
	OUTPATIENT	PROFESSIONAL	INTERSEGMENT ELIMINATIONS	TOTAL OF REPORTABLE SEGMENTS
Revenue
Net patient service revenue	$281,839	$127,026	$(7,812)	$401,053
Management fee and other revenue	102,269	13,377	—	115,646
Total revenues	384,108	140,403	(7,812)	516,699
Other segment items(1)	299,370	117,497	(7,812)	409,055
Adjusted EBITDA	$84,738	$22,906	$—	$107,644
Less:
Depreciation and amortization				(20,005)
Income tax provision				(4,384)
Amortization of basis difference				(1,105)
Interest expense				(32,553)
Loss on extinguishment and modification of debt				(1,053)
Loss on disposal of property and equipment				(113)
Stock-based compensation				(25,011)
Severance and executive recruiting(2)				(1,631)
Strategic initiatives and implementation(3)				(3,484)
Transaction costs(4)				(3,289)
Litigation and settlements(5)				(1,202)
Other(6)				(82)
Adjustments for equity in earnings of unconsolidated affiliates(7)				(9,270)
Net income				$4,462

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	SIX MONTHS ENDED JUNE 30, 2025
	OUTPATIENT	PROFESSIONAL	INTERSEGMENT ELIMINATIONS	TOTAL OF REPORTABLE SEGMENTS
Revenue
Net patient service revenue	$272,339	$121,954	$(3,810)	$390,483
Management fee and other revenue	95,660	10,260	—	105,920
Total revenues	367,999	132,214	(3,810)	496,403
Other segment items(1)	279,196	113,743	(3,810)	389,129
Adjusted EBITDA	$88,803	$18,471	$—	107,274
Less:
Depreciation and amortization				(18,330)
Income tax provision				(8,188)
Amortization of basis difference				(1,000)
Interest expense				(59,946)
Stock-based compensation				(14,720)
Gain on disposal of property and equipment				146
Severance and executive recruiting(2)				(2,173)
Strategic initiatives and implementation(3)				(1,886)
Transaction costs(4)				(7,464)
Litigation and settlements(5)				128
Other(6)				(158)
Adjustments for equity in earnings of unconsolidated affiliates(7)				(8,596)
Net loss				$(14,913)

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

Overview

We are one of the largest national providers of diagnostic imaging services. Our platform is integrated, scalable and has a proven track record of creating value for our stakeholders. As of June 30, 2026, we operated the second largest outpatient imaging center footprint in the United States. It spans 192 centers in 14 states and includes nine joint venture partnerships with health systems.

Our primary source of income is fees paid by patients, insurance companies or other payors in exchange for our centers providing imaging studies and radiologists’ interpretations of those studies. We also earn revenue from payors when our radiologists interpret an imaging study performed in another facility, often the imaging department of a hospital. In addition, we earn a monthly fee from centers that we operate, but do not consolidate for accounting purposes, in exchange for managing their operations. We also earn fees from third-party hospitals for providing radiology and administrative support. How these income streams affect our consolidated financial statements depends on whether we consolidate the center generating the fee for accounting purposes. Because our ownership levels and rights vary from center to center, as of June 30, 2026, we consolidated 104 of the 192 centers that we operated and accounted for our investments in the remaining 88 centers under the equity method of accounting. As of June 30, 2025, we consolidated 99 of the 184 centers that we operated and accounted for our investments in the remaining 85 centers under the equity method of accounting.

The following table shows our outpatient imaging centers in operation and consolidated net patient service revenue for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Consolidated net patient service revenue	$203,735	$198,185	$401,053	$390,483
Centers in operation	192	184	192	184
Outpatient imaging centers with a health system joint venture partner (equity method)	88	85	88	85
Consolidated outpatient imaging centers	104	99	104	99

The following table summarizes the centers we operated as of the periods indicated:

	Type of Center
	Consolidated	Joint Venture	Total
Number of Centers, December 31, 2024	98	83	181
De novos	6	3	9
Acquisitions	—	1	1
Closed or sold	(2)	(1)	(3)
Number of Centers, December 31, 2025	102	86	188
De novos	2	—	2
Acquisitions	—	2	2
Closed or sold	—	—	—
Number of Centers, June 30, 2026	104	88	192

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
▪
Demand for advanced imaging in our geographies. Our operations and profitability depend in part on our ability to increase the amount of patient volume from advanced imaging scans. According to industry estimates, demand for advanced imaging continues to grow and outpaces routine imaging growth. We believe that our centers, equipment, personnel and strategy will enable advanced imaging to continue to increase as a percentage of our imaging volumes and revenues over time. The following tables show our consolidated and system-wide outpatient MRI and CT volumes as a percentage of our total outpatient consolidated imaging revenue and total outpatient system-wide imaging revenue for the periods indicated:

	CONSOLIDATED		SYSTEM-WIDE
	THREE MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
MRI and CT as percentage of revenues	52%	52%	63%	63%
MRI and CT as a percentage of volumes	31%	30%	37%	36%

	CONSOLIDATED		SYSTEM-WIDE
	SIX MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
MRI and CT as percentage of revenues	52%	52%	63%	63%
MRI and CT as a percentage of volumes	31%	30%	37%	36%

▪
Favorable and Sustainable Reimbursement. Our revenues depend on achieving broad coverage and reimbursement for our imaging exams from third-party payors, including both commercial and government payors. Payment from third-party payors differs depending on whether we have entered into a contract with the payor as a “participating provider” or do not have a contract and are considered a “non-participating provider.” Payors will often reimburse non-participating providers, if at all, at a lower rate than participating providers. We operate in geographies with attractive payor dynamics that support sustainable commercial reimbursement. The following tables disaggregate consolidated and system-wide net patient service revenue by third-party payor source for the periods indicated:

	CONSOLIDATED		SYSTEM-WIDE
	THREE MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Commercial insurance	59%	59%	62%	63%
Government	29	29	23	23
Self-pay, liens and other payors	12	12	15	14
	100%	100%	100%	100%

	CONSOLIDATED		SYSTEM-WIDE
	SIX MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Commercial insurance	58%	58%	62%	63%
Government	28	29	23	24
Self-pay, liens and other payors	14	13	15	13
	100%	100%	100%	100%

▪
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

While each of these factors presents significant opportunities for us, they are not the only factors that may adversely affect our revenues and they also pose significant risks and challenges that we must address. See the section titled “Risk Factors” for more information.

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

We operate outpatient imaging centers, some of which we wholly own and others that we own in partnership with health system joint ventures. As of June 30, 2026, we managed 85 of our 88 outpatient imaging centers owned by joint ventures on a day-to-day basis through management services contracts. As of June 30, 2025, we managed 82 of our 85 outpatient imaging centers owned by joint ventures on a day-to-day basis through management services contracts. Our role as an owner and day-to-day manager provides us with significant influence over those centers’ operations. This influence does not represent control of the center, so we account for our investment in each such center under the equity method of accounting as an unconsolidated affiliate. We controlled the other 104 and 99 centers at June 30, 2026 and 2025, respectively, and accounted for these investments as consolidated subsidiaries. For consolidated subsidiaries, our condensed consolidated statements of operations and comprehensive income (loss) reflect, within each revenue and expense line item, 100% of the revenues and expenses of each such subsidiary, after the elimination of intercompany amounts. Our condensed consolidated statements of operations and comprehensive income (loss) reflect our earnings from our unconsolidated affiliates in only two line items:

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

Results of Operations (in thousands)

	THREE MONTHS ENDED JUNE 30,
	2026	2025	VARIANCE
Revenue:
Net patient service revenue	$194,902	$189,347	$5,555
Net patient service revenue, related party	8,833	8,838	(5)
Management fee and other revenue	8,708	4,822	3,886
Management fee and other revenue, related party	51,719	48,395	3,324
Total revenues	264,162	251,402	12,760
Operating expenses:
Cost of operations, excluding depreciation and amortization	225,285	212,265	13,020
General and administrative expenses	24,397	18,689	5,708
Depreciation and amortization	10,083	9,279	804
(Gain) loss on disposal of property and equipment	(24)	16	(40)
Total operating expenses	259,741	240,249	19,492
Equity in earnings of unconsolidated affiliates	18,619	16,527	2,092
Income from operations	23,040	27,680	(4,640)
Other expenses:
Interest expense	16,222	30,097	(13,875)
Loss on extinguishment and modification of debt	1,053	—	1,053
Total other expenses	17,275	30,097	(12,822)
Income (loss) before income taxes	5,765	(2,417)	8,182
Income tax provision	3,020	4,809	(1,789)
Net income (loss) and comprehensive income (loss)	$2,745	$(7,226)	$9,971

	SIX MONTHS ENDED JUNE 30,
	2026	2025	VARIANCE
Revenue:
Net patient service revenue	$383,894	$373,564	$10,330
Net patient service revenue, related party	17,159	16,919	240
Management fee and other revenue	14,385	10,145	4,240
Management fee and other revenue, related party	101,261	95,775	5,486
Total revenues	516,699	496,403	20,296
Operating expenses:
Cost of operations, excluding depreciation and amortization	443,040	420,662	22,378
General and administrative expenses	44,732	36,181	8,551
Depreciation and amortization	20,005	18,330	1,675
Loss (gain) on disposal of property and equipment	113	(146)	259
Total operating expenses	507,890	475,027	32,863
Equity in earnings of unconsolidated affiliates	33,643	31,845	1,798
Income from operations	42,452	53,221	(10,769)
Other expenses:
Interest expense	32,553	59,946	(27,393)
Loss on extinguishment and modification of debt	1,053	—	1,053
Total other expenses	33,606	59,946	(26,340)
Income (loss) before income taxes	8,846	(6,725)	15,571
Income tax provision	4,384	8,188	(3,804)
Net income (loss) and comprehensive income (loss)	$4,462	$(14,913)	$19,375

The following table provides additional information about our management fee and other revenues for the periods indicated (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Components of management fee and other revenues:
Fees for managing joint ventured outpatient centers and other third-party services	$26,103	$20,578	$47,601	$40,654
Zero margin pass-throughs of employee, IT and other center level costs paid by Lumexa	34,324	32,639	68,045	65,266
Total management fee and other revenues	$60,427	$53,217	$115,646	$105,920

The following table summarizes our GAAP condensed consolidated statements of operations and comprehensive income (loss) items expressed as a percentage of revenue for the periods indicated:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of operations, excluding depreciation and amortization	85.3	84.4	85.7	84.7
General and administrative expenses	9.2	7.4	8.7	7.3
Depreciation and amortization	3.8	3.7	3.9	3.7
Loss (gain) on disposal of property and equipment	—	—	—	—
Total operating expenses	98.3	95.5	98.3	95.7
Equity in earnings of unconsolidated affiliates	7.0	6.6	6.5	6.4
Income from operations	8.7	11.1	8.2	10.7
Other expenses:
Interest expense	6.1	12.0	6.3	12.1
Loss on extinguishment and modification of debt	0.4	—	0.2	—
Total other expenses	6.5	12.0	6.5	12.1
Income (loss) before income taxes	2.2	(0.9)	1.7	(1.4)
Income tax provision	1.1	1.9	0.8	1.6
Net income (loss) and comprehensive income (loss)	1.1%	(2.8)%	0.9%	(3.0)%

Our business model of partnering with health system joint venture partners results in our accounting for 88 (as of June 30, 2026) and 85 (as of June 30, 2025) of our outpatient imaging centers under the equity method of accounting rather than consolidating their results.

Our share of the net income of unconsolidated affiliates is shown in our condensed consolidated statements of operations and comprehensive income (loss) on a net basis as “equity in earnings of unconsolidated affiliates.”

The following tables provide other information regarding our unconsolidated affiliates for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
Lumexa Imaging’s Unconsolidated Affiliates	2026	2025	2026	2025
Lumexa Imaging’s equity in earnings of unconsolidated affiliates	$18,619	$16,527	$33,643	$31,845
Lumexa Imaging’s imputed weighted average ownership percentages based on unconsolidated affiliates’ net income or loss (1)	46.8%	46.2%	46.2%	46.3%
Total debt at unconsolidated affiliates	$81,227	$65,758	$81,227	$65,758
Unconsolidated outpatient imaging centers operated at period end	88	85	88	85

(1)
Our weighted average percentage ownership in our unconsolidated affiliates is calculated as our equity in earnings of unconsolidated affiliates divided by the total net income or loss of unconsolidated affiliates for each respective period.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Unconsolidated affiliates net revenues:
BTDI revenues	$109,533	$100,890	$208,505	$193,945
All other unconsolidated affiliates revenues	42,905	39,282	83,616	77,989
Aggregate unconsolidated affiliates revenues	$152,438	$140,172	$292,121	$271,934
Unconsolidated affiliates operating expenses, excluding depreciation and amortization:
BTDI operating expenses	$71,439	$64,696	$137,003	$127,176
All other unconsolidated affiliates operating expenses	31,271	28,702	62,395	55,358
Aggregate unconsolidated affiliates operating expenses, excluding depreciation and amortization	$102,710	$93,398	$199,398	$182,534
Unconsolidated affiliates net income:
BTDI net income	$31,391	$28,474	$57,068	$52,261
All other unconsolidated affiliates net income	8,429	7,311	15,761	16,467
Aggregate unconsolidated affiliates net income	$39,820	$35,785	$72,829	$68,728

One of our unconsolidated affiliates, BTDI, is considered significant to our consolidated financial statements under Regulation S-X. As a result, the audited consolidated financial statements and related notes of BTDI were included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Revenue

As described above, our earnings from an outpatient imaging center, whether consolidated or accounted for using the equity method of accounting, are driven by the same factors: the center’s underlying profits and revenue and our ownership percentage in that center. Accordingly, to assess our overall operating results, we often utilize system-wide and same-center measures, which include both consolidated centers and unconsolidated affiliates. Our consolidated revenue growth and system-wide revenue growth were 5.1% and 6.0%, respectively, between the three months ended June 30, 2026 and the three months ended June 30, 2025. Our system-wide revenue includes all centers and physician practices that we operate; our GAAP revenue (or consolidated revenue) only includes consolidated centers, which represented 54% of our centers as of both June 30, 2026 and June 30, 2025, respectively, and all physician practices that we operate.

Net patient service revenue increased by $5.6 million, or 2.9%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was largely due to an increase in consolidated same-center revenues of 2.2%, which was driven by volume growth of 1.6% and an increase in net revenue per scan of 0.6%. Net patient service revenue also increased $1.5 million related to 11 consolidated de novo centers added during 2024, 2025 and 2026.

Management fee and other revenue increased by $3.9 million, or 80.6%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to an increase in stipend revenue due to new and renegotiated contracts.

Management fee and other revenue, related party increased by $3.3 million, or 6.9%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to increased pass-through costs at the joint ventures we manage related to information technology and leased employees and growth in the business.

Operating Expenses

Cost of operations, excluding depreciation and amortization, is comprised of costs incurred to operate outpatient imaging centers and physician practices, primarily salaries, wages and benefits for clinicians and direct patient support personnel, occupancy costs, such as rent and utilities, medical supplies and other operating expenses. Cost of operations, excluding depreciation and amortization increased by $13.0 million, or 6.1%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, driven by increased volumes. The increase was primarily due to a $3.5 million increase in salaries and wages, a $1.3 million increase in medical supplies and a $5.1 million increase in physician compensation.

General and administrative expenses include salaries, wages and benefits of executive leadership, finance and accounting, human resources, legal, information technology, professional fees, transaction costs, severance and other overhead and corporate expenses. General and administrative expenses increased by $5.7 million, or 30.5%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase is primarily due to an increase in stock-based compensation as a result of resetting some of our legacy stock-based compensation plans after our IPO. We expect general and administrative expenses to increase in the near term as a result of operating as a public company. That increase in expenses will be associated with compliance with the rules and regulations of the SEC, and an increase in legal, audit, insurance, investor relations, professional services and other administrative expenses.

Depreciation and amortization expense consists of depreciation of property and equipment assets (medical office equipment, computer and software, and furniture and fixtures) and amortization of acquired intangible assets, such as facility contracts and trade names. Depreciation and amortization expense increased by $0.8 million, or 8.7%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase is primarily driven by additions to property and equipment during the period.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is our share of the net income or loss of each unconsolidated outpatient imaging center, which is based on that center’s net income or loss and the percentage of that center’s outstanding equity interests owned by us. Equity in earnings of unconsolidated affiliates increased by $2.1 million, or 12.7%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was due to increased profitability of our investments in unconsolidated affiliates.

Other expenses

Interest expense decreased by $13.9 million, or 46.1%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to our refinancing of our Existing Credit Agreement (as further described below) in December 2025.

Loss on extinguishment and modification of debt for the three months ended June 30, 2026 was due to fees associated with the amendment which repriced our Refinancing Term Loan in June 2026. The interest rate decreased from SOFR plus 3.0% to SOFR plus 2.5%.

Income Tax Provision

We recorded an income tax provision of $3.0 million and $4.8 million for the three months ended June 30, 2026 and 2025, respectively. Despite having a pretax loss in 2025, the impact of non-deductible stock-based compensation and the increase in the valuation allowance recorded against certain of our deferred tax assets resulted in tax expense for the period. The primary items impacting tax expense in 2026 are non-deductible compensation and the change in the valuation allowance.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Revenue

As described above, our earnings from an outpatient imaging center, whether consolidated or accounted for using the equity method of accounting, are driven by the same factors: the center’s underlying profits and revenue and our ownership percentage in that center. Accordingly, to assess our overall operating results, we often utilize system-wide and same-center measures, which include both consolidated centers and unconsolidated affiliates. Our consolidated revenue growth and system-wide revenue growth were 4.1% and 5.0%, respectively, between the six months ended June 30, 2026 and the six months ended June 30, 2025. Our system-wide revenue includes all centers and physician practices that we operate; our GAAP revenue (or consolidated revenue) only includes consolidated centers, which represented 54% of our centers as of both June 30, 2026 and June 30, 2025, respectively, and all physician practices that we operate.

Net patient service revenue increased by $10.3 million, or 2.8%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was largely due to an increase in consolidated same-center revenues of 2.5%, which was driven by volume growth of 1.0% and an increase in net revenue per scan of 1.5%. Net patient service revenue also increased $4.0 million related to 11 consolidated de novo centers added during 2024, 2025 and 2026.

Management fee and other revenue increased by $4.2 million, or 41.8%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to an increase in stipend revenue due to new and renegotiated contracts.

Management fee and other revenue, related party increased by $5.5 million, or 5.7%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to increased pass-through costs at the joint ventures we manage related to information technology and leased employees and growth in the business.

Operating Expenses

Cost of operations, excluding depreciation and amortization, is comprised of costs incurred to operate outpatient imaging centers and physician practices, primarily salaries, wages and benefits for clinicians and direct patient support personnel, occupancy costs, such as rent and utilities, medical supplies and other operating expenses. Cost of operations, excluding depreciation and amortization increased by $22.4 million, or 5.3%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, driven by increased volumes. The increase was primarily due to an $8.3 million increase in salaries and wages, a $2.8 million increase in medical supplies and a $4.5 million increase in physician compensation.

General and administrative expenses include salaries, wages and benefits of executive leadership, finance and accounting, human resources, legal, information technology, professional fees, transaction costs, severance and other overhead and corporate expenses. General and administrative expenses increased by $8.6 million, or 23.6%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase is primarily due to an increase in stock-based compensation as a result of resetting some of our legacy stock-based compensation plans after our IPO. We expect general and administrative expenses to increase in the near term as a result of operating as a public company. That increase in expenses will be associated with compliance with the rules and regulations of the SEC, and an increase in legal, audit, insurance, investor relations, professional services and other administrative expenses.

Depreciation and amortization expense consists of depreciation of property and equipment assets (medical office equipment, computer and software, and furniture and fixtures) and amortization of acquired intangible assets, such as facility contracts and trade names. Depreciation and amortization expense increased by $1.7 million, or 9.1%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase is primarily driven by additions to property and equipment during the period.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is our share of the net income or loss of each unconsolidated outpatient imaging center, which is based on that center’s net income or loss and the percentage of that center’s outstanding equity interests owned by us. Equity in earnings of unconsolidated affiliates increased by $1.8 million, or 5.6%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was due to increased profitability of our investments in unconsolidated affiliates.

Other expenses

Interest expense decreased by $27.4 million, or 45.7%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to our refinancing of our Existing Credit Agreement (as further described below) in December 2025.

Loss on extinguishment and modification of debt for the six months ended June 30, 2026 was due to fees associated with the amendment which repriced our Refinancing Term Loan in June 2026. The interest rate decreased from SOFR plus 3.0% to SOFR plus 2.5%.

Income Tax Provision

We recorded an income tax provision of $4.4 million and $8.2 million for the six months ended June 30, 2026 and 2025, respectively. Despite having a pretax loss in 2025, the impact of non-deductible stock-based compensation and the increase in the valuation allowance recorded against certain of our deferred tax assets resulted in tax expense for the period. The primary items impacting tax expense in 2026 are non-deductible compensation and the change in the valuation allowance.

Results of Operations—Segment Results

We organize our business into two reportable segments: (1) outpatient imaging centers and (2) professional services. This segment structure reflects the financial information and reports used by our management to make decisions regarding our business, including resource allocation and performance assessments.

Outpatient Imaging Center Segment

Our outpatient imaging center segment generates revenue by performing imaging studies and providing radiologists’ interpretations of those studies. The following tables show our outpatient imaging center segment’s revenue and Adjusted EBITDA for the periods indicated (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2026	2025	$ CHANGE	% CHANGE
Net patient service revenue	$143,747	$138,909	$4,838	3.5%
Management fee and other revenue	52,462	48,289	4,173	8.6%
Adjusted EBITDA	46,365	46,982	(617)	(1.3)%

	SIX MONTHS ENDED JUNE 30,
	2026	2025	$ CHANGE	% CHANGE
Net patient service revenue	$281,839	$272,339	$9,500	3.5%
Management fee and other revenue	102,269	95,660	6,609	6.9%
Adjusted EBITDA	84,738	88,803	(4,065)	(4.6)%

The following table shows the outpatient imaging center segment’s system-wide same-center growth rates for the following metrics for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 and six months ended June 30, 2026, as compared to the six months ended June 30, 2025:

	THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2026	2026
Net revenue	4.4%	3.6%
Volume	2.2%	2.0%
Net revenue per scan	2.2%	1.6%

Our outpatient imaging center segment’s operating results for the three months ended June 30, 2026 and six months ended June 30, 2026 reflect a 4.4% and 3.6% system-wide same-center revenue growth, respectively. The segment’s consolidated GAAP revenue growth for the three months ended June 30, 2026 and six months ended June 30, 2026 was 4.8% and 4.4%, respectively.

Net patient service revenue for the outpatient imaging center segment increased by $4.8 million, or 3.5%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily driven by an increase in consolidated same-center revenues of 2.2%, which was comprised of volume growth of 1.6% and an increase in net revenue per scan of 0.6%. Net patient service revenue for the outpatient imaging center segment also increased $1.5 million related to 11 consolidated de novo centers added during 2024, 2025 and 2026.

Net patient service revenue for the outpatient imaging center segment increased by $9.5 million, or 3.5%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily driven by an increase in consolidated same-center revenues of 2.5%, which was comprised of volume growth of 1.0% and an increase in net revenue per scan of 1.5%. Net patient service revenue for the outpatient imaging center segment also increased $4.0 million related to 11 consolidated de novo centers added during 2024, 2025 and 2026.

Management fee and other revenue for the outpatient imaging center segment increased by $4.2 million, or 8.6%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to increased pass-through costs at BTDI related to information technology and leased employees and improved financial performance. Our management fees are usually quantified as a percentage of the unconsolidated affiliate’s net revenue.

Management fee and other revenue for the outpatient imaging center segment increased by $6.6 million, or 6.9%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to increased pass-through costs at BTDI related to information technology and leased employees and improved financial performance. Our management fees are usually quantified as a percentage of the unconsolidated affiliate’s net revenue.

As further discussed below, Adjusted EBITDA removes non-cash and non-recurring charges that occur in the affected period and provides a basis for management to measure our core financial performance against other periods. Adjusted EBITDA for the outpatient imaging center segment decreased by $4.1 million, or 4.6%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease in Adjusted EBITDA was driven by an increase in salaries and wages and medical supplies.

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

	THREE MONTHS ENDED JUNE 30,
	2026	2025	$ CHANGE	% CHANGE
Net patient service revenue	$64,280	$61,400	$2,880	4.7%
Management fee and other revenue	7,965	4,928	3,037	61.6%
Adjusted EBITDA	10,080	9,292	788	8.5%

	SIX MONTHS ENDED JUNE 30,
	2026	2025	$ CHANGE	% CHANGE
Net patient service revenue	$127,026	$121,954	$5,072	4.2%
Management fee and other revenue	13,377	10,260	3,117	30.4%
Adjusted EBITDA	22,906	18,471	4,435	24.0%

The following table shows the professional services segment’s consolidated same-practice growth rates for the following metrics for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 and six months ended June 30, 2026, as compared to the six months ended June 30, 2025:

	THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2026	2026
Net revenue	5.1%	4.8%
Volume	4.6%	3.5%
Net revenue per read	0.6%	1.3%

Our professional services segment’s operating results for the three months ended June 30, 2026, reflects a 5.1% consolidated professional same-practice revenue growth. The segment’s consolidated GAAP revenue growth for the three months ended June 30, 2026 was 8.9%.

Our professional services segment’s operating results for the six months ended June 30, 2026, reflects a 4.8% consolidated professional same-practice revenue growth. The segment’s consolidated GAAP revenue growth for the six months ended June 30, 2026 was 6.2%.

Net patient service revenue for the professional services segment increased by $2.9 million, or 4.7%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 due to year-over-year increase in volumes.

Net patient service revenue for the professional services segment increased by $5.1 million, or 4.2%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 due to year-over-year increase in volumes.

Management fee and other revenue for the professional services segment increased $3.0 million, or 61.6% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was due to an increase in stipend revenue due to new and renegotiated contracts.

Management fee and other revenue for the professional services segment increased $3.1 million, or 30.4% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was due to an increase in stipend revenue due to new and renegotiated contracts.

As further discussed below, Adjusted EBITDA removes non-cash and non-recurring charges that occur in the affected period and provides a basis for management to measure our core financial performance against other periods. Adjusted EBITDA for the professional services segment increased by $4.4 million, or 24.0%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increased volumes.

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

The following tables summarize our key operating metrics for both the three months ended and the six months ended June 30, 2026, as compared to the three months ended and six months ended June 30, 2025:

	THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2026	2026
Consolidated revenue growth(1)	5.1%	4.1%
Consolidated outpatient same-center revenue growth(2)	2.2%	2.5%
Consolidated outpatient same-center volume growth(3)	1.6%	1.0%
Consolidated outpatient same-center net revenue per scan growth(4)	0.6%	1.5%
Consolidated professional same-practice revenue growth(5)	5.1%	4.8%
Consolidated professional same-practice volume growth(6)	4.6%	3.5%
Consolidated professional same-practice net revenue per read growth(7)	0.6%	1.3%

	THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
	2026	2026
System-wide revenue growth(8)	6.0%	5.0%
System-wide outpatient same-center revenue growth(9)	4.4%	3.6%
System-wide outpatient same-center volume growth(10)	2.2%	2.0%
System-wide outpatient same-center net revenue per scan growth(11)	2.2%	1.6%

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

The following table summarizes our non-GAAP financial metrics for the periods indicated:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands, unless otherwise indicated)	2026	2025	2026	2025
Adjusted EBITDA	$56,445	$56,274	$107,644	$107,274
Adjusted EBITDA margin	21.4%	22.4%	20.8%	21.6%

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

The following table summarizes our consolidated revenue by type and as a percentage of total revenue for the periods indicated:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Net patient service revenue	73.8%	75.3%	74.3%	75.3%
Net patient service revenue, related party	3.3	3.5	3.3	3.4
Management fee and other revenue	3.3	1.9	2.8	2.0
Management fee and other revenue, related party	19.6	19.3	19.6	19.3
Total revenues	100.0%	100.0%	100.0%	100.0%

Our consolidated net patient service revenue by payor is summarized in the following table for the periods indicated (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Commercial insurance	$114,361	$111,691	$221,913	$216,768
Government—Medicare	48,472	45,367	93,981	89,221
Government—Medicaid	7,916	9,467	15,595	19,148
Attorney liens	6,022	9,286	12,549	18,226
Self-pay	7,648	6,627	15,474	12,089
Other third-party payors	10,483	6,909	24,382	18,112
Total net patient service revenue, unrelated party	194,902	189,347	383,894	373,564
Net patient service revenue, related party	8,833	8,838	17,159	16,919
Total net patient service revenue	$203,735	$198,185	$401,053	$390,483

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

Adjusted EBITDA

Adjusted EBITDA removes non-cash and non-recurring charges that occur in the affected period and provides a basis for measuring our core financial performance against other periods. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted to exclude loss or gain on the disposal of property and equipment, other income or losses, loss on debt extinguishment and modification, gain on sale of outpatient imaging centers and non-cash stock compensation. Adjusted EBITDA includes equity in earnings of unconsolidated affiliates (and adds back our proportional share of depreciation and amortization, interest expense and losses on the disposal of assets at unconsolidated affiliates) and is adjusted for non-cash or non-recurring events that take place during the period that, in our judgment, significantly impact the period-over-period assessment of performance and operating results.

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

The following table illustrates the reconciliations from net income (loss) under GAAP to Adjusted EBITDA for the periods indicated (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2026	2025
GAAP net income (loss)	$2,745	$(7,226)
Depreciation and amortization expense	10,083	9,279
Income tax provision	3,020	4,809
Amortization of basis difference	573	500
Interest expense	16,222	30,097
Loss on extinguishment and modification of debt	1,053	—
Non-cash stock-based compensation	12,737	8,346
Loss (gain) on disposal of property and equipment	(24)	16
Severance and executive recruiting(1)	686	803
Strategic initiatives and implementation(2)	2,659	1,018
Transaction costs(3)	707	3,875
Litigation and settlements(4)	1,173	—
Other(5)	87	142
Depreciation and amortization–unconsolidated affiliates(6)	3,995	4,031
Interest expense–unconsolidated affiliates(6)	526	507
Losses on asset disposal or sale—unconsolidated affiliates(6)	153	219
Other adjustments—unconsolidated affiliates(6)	50	(142)
Adjusted EBITDA	$56,445	$56,274

	SIX MONTHS ENDED JUNE 30,
	2026	2025
GAAP net income (loss)	$4,462	$(14,913)
Depreciation and amortization expense	20,005	18,330
Income tax provision	4,384	8,188
Amortization of basis difference	1,105	1,000
Interest expense	32,553	59,946
Loss on extinguishment and modification of debt	1,053	—
Non-cash stock-based compensation	25,011	14,720
Loss (gain) on disposal of property and equipment	113	(146)
Severance and executive recruiting(1)	1,631	2,173
Strategic initiatives and implementation(2)	3,484	1,886
Transaction costs(3)	3,289	7,464
Litigation and settlements(4)	1,202	(128)
Other(5)	82	158
Depreciation and amortization–unconsolidated affiliates(6)	7,628	7,595
Interest expense–unconsolidated affiliates(6)	1,043	946
Losses on asset disposal or sale—unconsolidated affiliates(6)	740	214
Other adjustments—unconsolidated affiliates(6)	(141)	(159)
Adjusted EBITDA	$107,644	$107,274

(1)
Includes severance and recruiting expenses for executive leadership departures as part of strategic organizational changes. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss).
(2)
Includes third-party consulting, implementation, and integration expenses incurred as part of our strategic transformation and optimization initiatives, specifically related to the deployment of a new technology system, as well as the development, customization, and integration of a new enterprise resource planning system. For the three months ended June 30, 2026 and 2025, $2.7 million and $0.6 million of these costs, respectively, are included in general and administrative expense in our condensed consolidated statements of operations and comprehensive income (loss). For the three months ended 2025, $0.4 million of these costs are included in cost of operations, excluding depreciation and amortization expense in our condensed consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2026 and 2025, $3.4 million and $1.1 million of these costs, respectively, are included in general and administrative expense in our condensed consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2026 and 2025, $0.1 million and $0.8 million of these costs, respectively, are included in cost of operations, excluding depreciation and amortization expense in our condensed consolidated statements of operations and comprehensive income (loss).
(3)
Includes costs for third party non-recurring IPO costs, buy-side and sell-side due diligence activities to evaluate and execute potential mergers and acquisitions, integrate acquired businesses and one-time employee retention bonuses related to potential mergers and acquisitions. For the three months ended June 30, 2026 and 2025, $0.7 million and $3.8 million of these costs, respectively, are included in general and administrative expense in our condensed consolidated statements of operations and comprehensive income (loss). For the three months ended June 30, 2025, $0.1 million of these costs are included in cost of operations, excluding depreciation and amortization expense in our condensed consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2026 and 2025, $3.3 million and $7.2 million of these costs, respectively, are included in general and administrative expense in our condensed consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2025, $0.3 million of these costs was included in cost of operations, excluding depreciation and amortization expense in our condensed consolidated statements of operations and comprehensive income (loss).
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

Liquidity and Capital Resources

We finance our operations through cash provided by operating activities along with long term debt, including senior secured credit facilities and equipment promissory notes. Our principal uses of cash and cash equivalents in recent periods have been to fund our operations. During the six months ended June 30, 2026, we earned net income of $4.5 million and net cash provided by operations was $35.7 million. During the six months ended June 30, 2025, we incurred a net loss of $14.9 million and net cash used in operations was $11.9 million. We expect our existing capital resources, anticipated cash from operations and our borrowing capacity under the Amended Revolving Credit Facility will be sufficient to sustain our operations for the next twelve months and the foreseeable future.

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

Sources and Uses of Cash

The following table summarizes our cash flows for the periods indicated (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2026	2025
Net cash provided by (used in) operating activities	$35,733	$(11,889)
Net cash used in investing activities	$(18,911)	$(4,889)
Net cash used in financing activities	$(5,945)	$(4,608)

Operating Activities

During the six months ended June 30, 2026, our operating activities provided $35.7 million of net cash as compared to net cash used in operating activities of $11.9 million during the six months ended June 30, 2025. The increase in net cash provided by operating activities of $47.6 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily driven by a reduction in interest payments. The interest payment reduction was the result of the paydown and refinancing of our Existing Term Loan (defined below) in December 2025. We anticipate that the paydown and refinancing of the Existing Term Loan will benefit operating cash flows in 2026, given that our term loan borrowings were reduced from $1.2 billion under the Existing Term Loan as of December 17, 2025 (the date of refinancing) to $825.0 million under the Refinancing Term Loan (defined below) and our interest rate decreased from SOFR plus 4.75% per annum under the Existing Term Loan to SOFR plus 3.0% per annum under the Refinancing Term Loan. Our interest rate was further reduced to SOFR plus 2.5% as a result of the debt repricing that was finalized on June 30, 2026.

During the six months ended June 30, 2026 and 2025, our operating cash flows were reduced by $9.6 million and $11.4 million, respectively, primarily due to transaction costs, severance and executive recruiting, litigation and settlements and strategic initiatives and implementation costs. We expect that some of these activities, including our ERP and other IT implementations, as well as executive recruiting, will continue through part of 2026.

Investing Activities

During the six months ended June 30, 2026 and 2025, our investing activities used $18.9 million and $4.9 million of net cash, respectively. The cash used in investing activities was attributable to purchases of property and equipment in the amounts of $15.0 million and $5.6 million during the six months ended June 30, 2026 and 2025, respectively. We also finance acquisitions of equipment using finance lease arrangements as described below in Noncash Equipment Purchases.

Noncash Equipment Purchases

We seek to optimize our use of cash to advance our growth strategy while also reducing the size of our debt relative to our Adjusted EBITDA. As part of this strategy, we make cash purchases for equipment, which for our wholly owned centers are classified within investing activities, as described above. We also acquire equipment under finance lease arrangements. Assets acquired by our wholly owned centers under finance lease arrangements, which do not involve an up-front cash outlay, totaled $18.0 million and $4.4 million during the six months ended June 30, 2026 and 2025, respectively. Purchases of property and equipment in accounts payable and accrued expenses was $4.8 million and $4.0 million for the six months ended June 30, 2026 and 2025, respectively.

Cash From Unconsolidated Affiliates

The centers we operate in partnership with health systems, which we often call JV centers, are accounted for as unconsolidated affiliates, due to our minority ownership position in them. These centers generally distribute cash quarterly, and our pro rata share of these distributions was $36.9 million and $32.8 million during the six months ended June 30, 2026 and 2025, respectively. Distributions from the joint ventures received by us are made from the actual cash flow of the joint ventures after their cash capital expenditures, equipment lease payments, net working capital changes and interest expense, if any. These distributions are included in our condensed consolidated statements of cash flows from operating activities as one line item: “Distributions from investments in unconsolidated affiliates.”

Our earnings from JVs are also shown in one line on our condensed consolidated statements of operations and comprehensive income (loss): “Equity in earnings of unconsolidated affiliates.” These earnings were $33.6 million and $31.8 million for the six months ended June 30, 2026 and 2025, respectively. While the timing of our distributions from our JV centers can vary based on capital and other planning of JV level cash needs, and there were timing differences in 2026 and 2025, the total distributions from investments in unconsolidated affiliates that we received during these two periods together, were approximately $4.2 million higher than our equity in earnings from unconsolidated affiliates as shown in the table below (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2026	2025	Total
Equity in earnings of unconsolidated affiliates	$33,643	$31,845	$65,488
Distributions from investments in unconsolidated affiliates	36,869	32,820	69,689

As with our wholly owned centers, our JV centers add equipment and fund de novo centers through a combination of cash purchases and finance lease arrangements, which do not involve an up-front cash outlay. Equipment purchases under both methods totaled $30.7 million and $20.0 million for our JV centers during the six months ended June 30, 2026 and 2025, respectively, of which our pro rata ownership share was $13.9 million and $9.5 million, respectively.

Financing Activities

During the six months ended June 30, 2026 and 2025, our financing activities used $5.9 million and $4.6 million of net cash, respectively. The primary use of cash in financing activities was payments on long-term debt and finance leases.

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

In December 2025, LII and LIOI entered into Amendment No. 5 to the Existing Senior Secured Credit Facility with Barclays Bank PLC, as administrative agent and collateral agent, and the other lenders party thereto. Our “Amended Credit Agreement” provides for (i) a secured term loan facility of $825.0 million (the “Refinancing Term Loan”) and (ii) a secured revolving line of credit of $250.0 million (the “Amended Revolving Credit Facility” and, together with the Refinancing Term Loan, the “Refinancing Senior Secured Credit Facility”). The Refinancing Senior Secured Credit Facility’s initial interest rate per annum was equal to SOFR plus 3.0%. The Refinancing Term Loan is to mature in December 2032. The Amended Revolving Credit Facility matures in December 2030. As of June 30, 2026, $822.9 million was outstanding on the Refinancing Term Loan. No amounts were outstanding under the Amended Revolving Credit Facility as of June 30, 2026. On June 30, 2026, we entered into Amendment No. 7 (the “7th Amendment”). The 7th Amendment reduced the Refinancing Term Loan’s and Amended Revolving Credit Facility’s interest rates from SOFR plus 3.0% to SOFR plus 2.5%.

We have also financed the acquisition of certain medical equipment and leasehold improvements under promissory notes which are collateralized by property and equipment, which mature at various times through 2031.

For more information on our long-term debt, see Note 6 in the notes accompanying our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with health systems, we do not own controlling interests (and are also not the primary beneficiary) in a number of our outpatient imaging centers. As of June 30, 2026, we accounted for 88 of our 192 outpatient imaging centers under the equity method of accounting. As of June 30, 2025, we accounted for 85 of our 184 outpatient imaging centers under the equity method of accounting. Similar to our consolidated outpatient imaging centers, our unconsolidated imaging centers have debts, including finance lease obligations, that are generally non-recourse to us. The debts of our unconsolidated outpatient imaging centers are not included in our consolidated financial statements. As of June 30, 2026 and December 31, 2025, the total debt on the balance sheets of our unconsolidated affiliates was $81.2 million and $69.1 million, respectively.

Vendor Data Disclosure

As previously disclosed, on April 15, 2026, we became aware that certain electronic patient data, including protected health information, was extracted from the information technology systems of a vendor contracted by us to provide non-clinical, administrative services to us and our affiliated entities.

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

In May 2026, plaintiffs filed putative class actions against the Company, alleging claims arising from this incident. These cases have since been consolidated into a single proceeding in the U.S. District Court for the Eastern District of North Carolina.

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
•
We rely on third-party suppliers, vendors and service providers for the provision of services and supplies, and any operational disruptions or service interruptions affecting these third parties could adversely affect our business;
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
•
Cybersecurity threats and other disruption or malfunctions in our (or our third-party suppliers’, vendors’ or service providers’) information technology systems could adversely affect our business;
•
The regulatory framework in which we operate is uncertain and continually evolving and complying with federal and state regulations is an expensive and time-consuming process;
•
Legal claims or proceedings against us could exceed the amount of our insurance coverage limits, and the scope of our insurance coverage, with respect thereto;
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our Principal Executive Officer and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, and due to the material weaknesses in internal controls described below, our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Remediation Plans

In an effort to remediate these material weaknesses, we have retained an accounting consulting firm to provide additional depth and breadth in our technical accounting and financial reporting capabilities. We have also hired and plan to hire additional qualified accounting, finance and information technology (“IT”) personnel to provide needed levels of expertise in our internal accounting and IT functions and maintain appropriate segregation of duties. We have implemented a new general ledger and consolidation platform and are also in the process of implementing additional technology platforms and related internal IT policies to support our internal controls. We intend to complete an appropriate risk assessment to identify relevant risks and specify needed objectives. We also intend to formalize and communicate our policies and procedures surrounding our financial close, financial reporting and other accounting processes. Furthermore, we intend to further develop and document necessary policies and procedures regarding our internal control over financial reporting.

These material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time and management has concluded, through testing, that the controls are effective. Accordingly, the material weaknesses were not remediated as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the implementation of a new general ledger and consolidation platform.

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

We did not repurchase any of our common stock during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K

None.

(b) Material change to the procedures by which security holders may recommend nominees to the Board of Directors

None.

(c) Insider Trading Arrangements and Policies

During the quarterly period ended June 30, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
10.1

Amendment No. 7 to Credit Agreement, dated as of June 30, 2026, among Lumexa Imaging, Inc. and Lumexa Imaging Outpatient, Inc., as borrowers, Lumexa Imaging Intermediate Holdings, Inc. and Lumexa Imaging Outpatient Intermediate Holdings, Inc., as holding entities, the other Loan Parties party thereto, the Lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Lumexa Imaging Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 30, 2026).

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

Lumexa Imaging Holdings, Inc.

Date: August 13, 2026	By:	/s/ Caitlin Zulla
Caitlin Zulla
Chief Executive Officer

Date: August 13, 2026	By:	/s/ J. Anthony Martin
J. Anthony Martin
Chief Financial Officer