Form 10-Q
period 2026-09-30
Lumexa Imaging Holdings, Inc.
filed 2026-11-12
CIK 2071288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had 96,122,987 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for common shares)

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
ASSETS
Cash and cash equivalents	$90,011	$58,828
Accounts receivable	117,769	112,942
Accounts receivable, related party	22,570	18,893
Other receivables	33,174	19,015
Prepaid expenses	14,789	17,582
Total current assets	278,313	227,260
Property and equipment, net of accumulated depreciation	158,847	144,709
Operating lease right-of-use assets	74,833	76,555
Investments in unconsolidated affiliates	428,019	423,191
Intangible assets, net of accumulated amortization	38,582	41,335
Goodwill	807,554	807,554
Other assets	46,988	43,953
TOTAL ASSETS(1)	$1,833,136	$1,764,557
LIABILITIES AND EQUITY
Accounts payable	$20,382	$44,857
Accrued expenses and other current liabilities	117,920	95,561
Accounts receivable pledging arrangement	2,322	1,599
Current portion of long-term debt	15,548	13,112
Current portion of finance lease liabilities	15,007	11,552
Current portion of operating lease liabilities	12,277	12,513
Total current liabilities	183,456	179,194
Long-term debt, less current maturities	821,524	819,029
Long-term finance lease liabilities, less current maturities	39,782	33,262
Long-term operating lease liabilities, less current maturities	70,377	71,437
Deferred income taxes	47,044	40,772
Other liabilities	36,870	34,740
Total liabilities(1)	1,199,053	1,178,434
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 96,062,177 shares issued and outstanding at September 30, 2026 and 96,109,927 shares issued and outstanding at December 31, 2025	96	96
Additional paid-in-capital	1,253,407	1,217,087
Accumulated deficit	(619,420)	(631,060)
Total equity	634,083	586,123
TOTAL LIABILITIES AND EQUITY	$1,833,136	$1,764,557

(1)
The Company’s condensed consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”), that can only be used to settle obligations and liabilities of the VIE and for which creditors do not have recourse to the primary beneficiary (Lumexa Imaging Holdings, Inc.). As of September 30, 2026 and December 31, 2025, total assets of consolidated VIEs consisted of accounts receivable of $62,320 and $49,560, respectively; accounts receivable, related party of $5,419 and $5,811, respectively; prepaid expenses of $2,124 and $1,502, respectively; other receivables of $4,515 and $4,463, respectively; property and equipment, net of accumulated depreciation of $17,998 and $17,669, respectively; operating lease right-of-use assets of $10,320 and $9,541, respectively; goodwill of $101,802 and $101,802, respectively; investments in unconsolidated affiliates of $54,500 and $54,087, respectively; and other assets of $22,019 and $21,554, respectively. As of September 30, 2026 and December 31, 2025, total liabilities of consolidated VIEs consisted of accounts payable of $373 and $373, respectively; accrued expenses and other current liabilities of $18,539 and $18,150, respectively; current portion of operating leases of $1,718 and $1,647, respectively; other liabilities of $26,821 and $25,724, respectively; and long-term operating lease liabilities, less current maturities of $9,198 and $8,492, respectively. See Note 10 “Variable Interest Entities” for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except for share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
REVENUES:
Net patient service revenue	$201,719	$192,174	$585,613	$565,738
Net patient service revenue, related party	9,396	9,521	26,555	26,440
Management fee and other revenue	8,284	5,108	22,669	15,253
Management fee and other revenue, related party	52,574	52,141	153,835	147,916
Total revenues	271,973	258,944	788,672	755,347
OPERATING EXPENSES:
Cost of operations, excluding depreciation and amortization	225,571	219,236	668,611	639,898
General and administrative expenses	30,025	17,081	74,757	53,262
Depreciation and amortization	10,331	9,654	30,336	27,984
Loss on disposal of property and equipment	779	623	892	477
Total operating expenses	266,706	246,594	774,596	721,621
Equity in earnings of unconsolidated affiliates	22,846	17,990	56,489	49,835
INCOME FROM OPERATIONS	28,113	30,340	70,565	83,561
OTHER EXPENSES:
Interest expense	15,674	30,577	48,227	90,523
Loss on extinguishment and modification of debt	—	—	1,053	—
Fair market value adjustment on debt	654	—	654	—
Total other expenses	16,328	30,577	49,934	90,523
INCOME (LOSS) BEFORE INCOME TAXES	11,785	(237)	20,631	(6,962)
Income tax provision	4,607	3,264	8,991	11,452
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$7,178	$(3,501)	$11,640	$(18,414)
Weighted average shares outstanding:
Basic	95,983,246	69,531,530	95,983,242	69,527,181
Diluted	96,256,077	69,531,530	96,092,916	69,527,181
Net income (loss) per common share:
Basic	$0.07	$(0.05)	$0.12	$(0.26)
Diluted	$0.07	$(0.05)	$0.12	$(0.26)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMEXA IMAGIng holdings, inc. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except common shares)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	paid-in-capital	Deficit	Equity
Balance at December 31, 2025	96,109,927	$96	$1,217,087	$(631,060)	$586,123
Forfeiture of restricted stock awards	(29,192)	—	—	—	—
Forfeiture of restricted stock units related to retention bonus	—	—	(494)	—	(494)
Stock-based compensation	—	—	12,274	—	12,274
Net income	—	—	—	1,717	1,717
Balance at March 31, 2026	96,080,735	96	1,228,867	(629,343)	599,620
Forfeiture of restricted stock awards	(5,759)	—	—	—	—
Forfeiture of restricted stock units related to retention bonus	—	—	(41)	—	(41)
Stock-based compensation	—	—	12,737	—	12,737
Net income	—	—		2,745	2,745
Balance at June 30, 2026	96,074,976	96	1,241,563	(626,598)	615,061
Forfeiture of restricted stock awards	(12,799)	—	—	—	—
Forfeiture of restricted stock units related to retention bonus	—	—	(495)	—	(495)
Stock-based compensation	—	—	12,339	—	12,339
Net income	—	—	—	7,178	7,178
Balance at September 30, 2026	96,062,177	$96	$1,253,407	$(619,420)	$634,083

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	paid-in-capital	Deficit	Equity
Balance at December 31, 2024	69,523,830	$70	$745,540	$(583,956)	$161,654
Capital contributions	32,885	—	660	—	660
Stock-based compensation	—	—	6,374	—	6,374
Net loss	—	—	—	(7,687)	(7,687)
Balance at March 31, 2025	69,556,715	70	752,574	(591,643)	161,001
Capital contributions	2,741	—	55	—	55
Stock-based compensation	—	—	8,346	—	8,346
Net loss	—	—	—	(7,226)	(7,226)
Balance at June 30, 2025	69,559,456	70	760,975	(598,869)	162,176
Capital contributions	5,979	—	120	—	120
Stock-based compensation	—	—	8,312	—	8,312
Net loss	—	—	—	(3,501)	(3,501)
Balance at September 30, 2025	69,565,435	$70	$769,407	$(602,370)	$167,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,640	$(18,414)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	30,336	27,984
Amortization of operating lease right-of-use assets	11,879	11,162
Amortization of debt issuance costs	2,161	4,337
Amortization of cloud computing implementation costs	1,332	271
Unrealized fair market value adjustment on debt	263	—
Write-off of debt issuance costs related to extinguishment of debt	46	—
Equity in earnings of unconsolidated affiliates	(56,489)	(49,835)
Distributions from investments in unconsolidated affiliates	55,028	41,223
Loss on disposal of property and equipment	892	477
Deferred income taxes	6,272	3,502
Stock-based compensation	37,350	23,032
Other	(1,030)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,827)	(7,206)
Accounts receivable, related party	(3,677)	2,189
Capitalized cloud computing implementation costs	(2,773)	(1,686)
Other receivables	(14,159)	(7,494)
Prepaid expenses	2,094	(6,369)
Other assets	(2,196)	(15,418)
Accounts payable	(24,475)	5,007
Accrued expenses and other current liabilities	29,725	(10,889)
Other liabilities	2,605	7,700
Operating lease liabilities	(11,453)	(9,602)
Net cash provided by (used in) operating activities	70,544	(29)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale or disposal of property and equipment	196	794
Acquisition of intangible asset	(600)	—
Purchases of property and equipment	(29,192)	(19,228)
Contributions to investments in unconsolidated affiliates	(3,366)	(123)
Net cash used in investing activities	(32,962)	(18,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of third-party debt issuance costs	(154)	—
Proceeds from long-term debt	15,675	2,818
Payments of long-term debt	(11,925)	(11,807)
Proceeds from revolving line of credit	—	5,000
Payments of finance lease liabilities	(10,455)	(4,926)
Capital contributions	—	835
Proceeds from accounts receivable pledging arrangement	1,080	726
Repayments on accounts receivable pledging arrangement	(620)	—
Net cash used in financing activities	(6,399)	(7,354)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,183	(25,940)
CASH AND CASH EQUIVALENTS, beginning of period	58,828	26,131
CASH AND CASH EQUIVALENTS, end of period	$90,011	$191

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

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026, its results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025, was derived from audited annual consolidated financial statements but does not contain all of the footnote disclosures from the audited consolidated financial statements.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2025 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2026.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The following table disaggregates net patient service revenue by major third-party payor source for the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Commercial insurance	59%	57%
Government—Medicare	24	23
Government—Medicaid	4	4
Attorney liens	3	2
Self-pay	5	4
Other third-party payors	5	10
	100%	100%

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Commercial insurance	58%	58%
Government—Medicare	24	23
Government—Medicaid	4	5
Attorney liens	3	4
Self-pay	4	3
Other third-party payors	7	7
	100%	100%

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

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

The Company’s percentage of accounts receivable by payor class was as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
Commercial insurance	41%	42%
Attorney liens	31	36
Government—Medicare	13	12
Government—Medicaid	3	3
Self-pay	1	1
Other third-party payors	11	6
	100%	100%

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

Concentration of Credit Risk and Significant Customers

No single customer exceeded 10% of net patient service revenue during the three or nine months ended September 30, 2026 and 2025.

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

The Company owns 49% of an investment in an unconsolidated affiliate, BTDI JV, LLP (“BTDI”), which made up 71% and 72% of management fees and other revenue, related party during the three and nine months ended September 30, 2026, respectively and 69% and 71% during the three and nine months ended September 30, 2025, respectively. BTDI made up 54% and 60% of accounts receivable, related party, as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 12 “Related Party Transactions” for further discussion on related party relationships.

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

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The capitalized cloud computing software implementation costs are reported as a component of prepaid expenses and other assets on the condensed consolidated balance sheets. As of September 30, 2026, the Company had $2.4 million (within prepaid expenses) and $6.3 million (within other assets) of such costs on the condensed consolidated balance sheet. As of December 31, 2025, the Company had $1.3 million (within prepaid expenses) and $4.6 million (within other assets) of such costs on the condensed consolidated balance sheet.

These costs are amortized using the straight-line method over their respective contract service periods, including periods covered by an option to extend, ranging from one to 10 years. Amortization expense for capitalized cloud computing implementation costs for the three and nine months ended September 30, 2026 and 2025 was $0.6 million, $1.3 million, $0.1 million and $0.3 million, respectively, and is included in cost of operations, excluding depreciation and amortization in the condensed consolidated statements of operations and comprehensive income (loss).

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

As of September 30, 2026 and December 31, 2025, all of the Company’s long-lived assets were located in the United States, and for the three and nine months ended September 30, 2026 and 2025, all revenue was earned in the United States.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Accounting for and Disclosure of Software Costs. The new standard modernizes the guidance to reflect the software development approaches currently being used by removing all references to “development stages” from ASC 350-40, Intangibles--Goodwill and Other - Internal Use Software. Under ASU 2025-06, only the following criteria in ASC 350-40-25-12(b) and (c) must be met for entities to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. The Company is evaluating this new standard, but does not expect it to have a significant impact on its consolidated financial statement presentation or results.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

3. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except for common share and per common share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$7,178	$(3,501)	$11,640	$(18,414)
Denominator:
Weighted-average common shares outstanding, basic	95,983,246	69,531,530	95,983,242	69,527,181
Shares issuable upon exercise or vesting of dilutive stock options, RSAs or RSUs	272,831	—	109,674	—
Weighted-average common shares outstanding, diluted	96,256,077	69,531,530	96,092,916	69,527,181
Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$(0.05)	$0.12	$(0.26)
Diluted	$0.07	$(0.05)	$0.12	$(0.26)

For the three and nine months ended September 30, 2026, stock options, RSUs and common shares available for issuance under the ESPP, representing 4.3 million and 4.4 million potentially dilutive securities, respectively, were outstanding, but were excluded from the calculation of diluted net income per common share because including them would have had an anti-dilutive effect.

For both the three and nine months ended September 30, 2025, Incentive Units, representing 12.5 million potentially dilutive securities were outstanding, but were excluded from the calculation of diluted net loss per common share because including them would have had an anti-dilutive effect.

For the purposes of determining the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2025, the Company retrospectively reflected the Equity Reorganization that occurred (See Note 1) in connection with the IPO. As such, the basic and diluted weighted average number of common shares outstanding for those periods reflect the contribution by the Company of shares of Common Stock to Holdings LLC on a 1 share of Common Stock to 9 units of Holdings LLC ratio, assuming that all such shares of Common Stock were issued and outstanding as of the beginning of the earliest period presented.

4. Supplemental Cash Flow Information

	NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$46,066	$86,186
Cash paid for income taxes, net	$2,873	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Finance leases commenced on equipment	$20,860	$14,064
Right of use assets acquired under operating leases	$9,838	$4,719
Purchase of property and equipment in accounts payable and accrued expenses	$1,295	$2,913

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
Accrued compensation and benefits	$51,926	$39,625
Contract labor	6,326	7,753
Medical claims payable	1,602	3,912
Profit sharing plan	11,922	14,870
Medical malpractice accrual	6,641	6,395
Taxes payable	5,620	421
Accrued professional fees	6,454	8,671
Accrued severance	232	1,978
Other accrued expenses	27,197	11,936
Total	$117,920	$95,561

6. Long-Term Debt

The following is a summary of the Company’s long-term debt (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
Senior secured term loan	$820,880	$825,000
Promissory notes	25,314	17,441
Accounts receivable pledging arrangement	2,322	1,599
Total debt obligations	848,516	844,040
Less debt issuance costs and discount	(9,122)	(10,300)
Long-term debt, net of debt issuance costs	839,394	833,740
Less accounts receivable pledging arrangement	(2,322)	(1,599)
Less current maturities of long-term debt	(15,548)	(13,112)
Long-term debt, less current maturities	$821,524	$819,029

Scheduled maturities of long-term debt as of September 30, 2026, excluding the accounts receivable pledging arrangement, were as follows (in thousands):

Years Ending December 31,
2026 (remaining three months)	$3,979
2027	15,590
2028	14,762
2029	12,647
2030	11,786
Thereafter	787,430
Total	$846,194

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

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The Amended Credit Agreement and 7th Amendment were evaluated under ASC 470-50, Debt-Modifications and Extinguishments. The borrowings under the Original Credit Agreement and the Amended Credit Agreement represented a loan syndication. As such, the accounting for the Amended Credit Agreement was evaluated on a lender by lender basis and resulted in new borrowings, extinguishments and modifications depending on each lender’s participation or lack thereof in the Amended Credit Agreement and the Original Credit Agreement. The Company incurred a total of $19.3 million in third party and lender costs as part of the Amended Credit Agreement. The Company capitalized $5.4 million and $5.9 million of costs associated with the Refinancing Term Loan and Amended Revolving Credit Facility, respectively. Such amounts are reported in Long-term debt, less current maturities and Other assets, respectively, on the condensed consolidated balance sheet as of December 31, 2025. The remaining $8.0 million of costs were expensed within Loss on extinguishment and modification of debt in the consolidated statement of operations for the year ended December 31, 2025. Additionally, as part of the Amended Credit Agreement, $5.4 million of previously capitalized debt issuance costs were expensed within Loss on extinguishment and modification of debt in the consolidated statement of operations for the year ended December 31, 2025. As part of the 7th Amendment, the Company incurred $1.1 million of third party costs related to the repricing, which were expensed within Loss on extinguishment and modification of debt in the consolidated statement of operations for the nine months ended September 30, 2026.

As of September 30, 2026 and December 31, 2025, the interest rate on the Refinancing Term Loan was 6.2% and 6.7%, respectively. No amounts were outstanding under the Amended Revolving Credit Facility as of September 30, 2026 or December 31, 2025. Additionally, a commitment fee accrues per annum on the unused revolver commitments. The fee varies based on the Company’s leverage ratio. As of September 30, 2026 and December 31, 2025, the unused commitment fee was 0.50%. The fair value of the Refinancing Term Loan, which is classified within Long Term Debt on its condensed consolidated balance sheets, was $822.9 million and $829.0 million as of September 30, 2026 and December 31, 2025, respectively. The fair value estimates for the Company’s Refinancing Term Loan are based on bid quotes for comparable liabilities in inactive markets, a Level 2 input.

Covenants

The Amended Credit Agreement contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to incur additional debt, pay dividends and other distributions, and engage in certain other transactions as specified therein. Failure to comply with these covenants could constitute an event of default notwithstanding the Company’s ability to meet its debt service obligations. The Company’s financial covenant is triggered if outstanding revolving credit exposure exceeds 40% of the aggregate principal amount of the Amended Revolving Credit Facility on the last day of the quarterly reporting period. If the covenant is triggered, the Company’s consolidated net leverage ratio on the last day of the test period shall not exceed 7.5 to 1. As of September 30, 2026, the Company’s outstanding revolving credit exposure did not exceed 40% of the aggregate principal amount of the Amended Revolving Credit Facility and, therefore, did not trigger the covenant. The Amended Credit Agreement includes various customary remedies for the lenders following an event of default. The Company was in compliance with all applicable covenants in the Amended Credit Agreement as of September 30, 2026.

The Company’s borrowings under the Amended Credit Agreement are guaranteed by LII and LIOI and each other wholly owned subsidiary of the Company, subject to certain exceptions. Substantially all of the assets of the Company are pledged as collateral in connection with the Amended Credit Agreement.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Accounts Receivable Pledging Arrangement

In August 2025, the Company entered into an accounts receivable pledging arrangement (the “AR Pledging Arrangement”) with a third-party financing company (the “Financer”). The final payment of the pledged accounts receivable will be settled through the judicial system (i.e., litigation between third parties), rather than by the associated patient or insurance company (the “Legal AR”). Under the AR Pledging Arrangement, the Company pledges certain of its Legal AR to the Financer in exchange for an advance cash payment in an amount equal to a predefined percentage multiplied by the amount due under such Legal AR. The AR Pledging Arrangement does not qualify for sale accounting, and the amounts received are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s condensed consolidated balance sheet and continue to be accounted for as if the transfer had not occurred. As of September 30, 2026, $2.0 million was outstanding under the AR Pledging Arrangement, which is secured by $3.2 million of accounts receivable. As of December 31, 2025, $1.6 million was outstanding under the AR Pledging Arrangement, which is secured by $3.3 million of accounts receivable.

The Financer also acts as a servicer of the Legal AR over its remaining life and, upon settlement and collection on the Legal AR, the Company owes the Financer a servicing fee that is equal to a predefined percentage multiplied by the amount of cash collected. Until settlement and collection, the Legal AR under this arrangement is recognized by the Company and used to secure the borrowing from Financer. The Company has elected to account for the secured borrowings by utilizing the fair value option. The fair value of the secured borrowings as of September 30, 2026 is $2.3 million. The amounts borrowed are reported as a current liability on the condensed consolidated balance sheets. The mark to market expense on the borrowings was $0.7 million for the three and nine months ended September 30, 2026 and is included in fair market value adjustment on debt in the condensed consolidated statements of operations and comprehensive income (loss).

7. Income Taxes

For the three months ended September 30, 2026 and 2025, the Company recognized income tax expense of $4.6 million and $3.3 million, respectively, which results in effective tax rates of 39.1% and (1,377.2%), respectively. The effective tax rate for three months ended September 30, 2026 was higher than the Company’s statutory tax rate due to non-deductible compensation and changes in the valuation allowance. The effective tax rate for three months ended September 30, 2025 was lower than the Company’s statutory rate due to the relative amount of pretax income and loss among the Company’s different tax-paying components prior to the Equity Reorganization, non-deductible stock compensation and changes in the valuation allowance.

For the nine months ended September 30, 2026 and 2025, the Company recognized income tax expense of $9.0 million and $11.5 million, respectively, which resulted in effective tax rates of 43.6% and (164.5%), respectively. The effective tax rate for the nine months ended September 30, 2026 was higher than the Company’s statutory tax rate due to non-deductible compensation and changes in the valuation allowance. The effective tax rate for the nine months ended September 30, 2025 was lower than the Company’s statutory rate due to the relative amount of pretax income and loss among the Company’s different tax-paying components prior to the Equity Reorganization, non-deductible stock compensation and changes in the valuation allowance.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

8. Stock-Based Compensation

The Company’s stock-based compensation expense includes Holdings LLC Common Units and Incentive Units as well as stock options, RSUs and RSAs issued under the 2025 Equity Plan and expense associated with the Company’s ESPP (together, the “Employee Awards”).

Stock-based compensation associated with Holdings LLC Common Units and Incentive Units is recorded within cost of operations, excluding depreciation and amortization and stock-based compensation related to the remaining equity awards is presented within general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The following table presents the components of stock-based compensation expense for the Employee Awards for the periods indicated (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Holdings LLC Common Units	$6,242	$7,595	$18,439	$21,259
Incentive Units	211	717	629	1,773
Stock Options	3,347	—	10,434	—
RSAs and RSUs	2,269	—	7,488	—
ESPP	270	—	360	—
Total	$12,339	$8,312	$37,350	$23,032

During the three months ended September 30, 2026, the Company granted 14,300 time-vesting RSUs and no market-vesting RSUs under the 2025 Equity Plan. During the nine months ended September 30, 2026, the Company granted 927,100 time-vesting RSUs and 223,700 market-vesting RSUs under the 2025 Equity Plan. The time vesting RSUs vest over three years of continuous service, while the market-vesting RSUs vest upon achievement of specified price targets over a defined trading period. The aggregate grant-date fair value of these awards was $0.1 million for the three months ended September 30, 2026 and $13.9 million for the nine months ended September 30, 2026. No shares were issued under the ESPP as of September 30, 2026.

9. Commitments and Contingencies

Regulatory Oversight

The Company expects that audits, inquiries, and investigations from government authorities and agencies will occur in the ordinary course of business.

Such audits, inquiries, and investigations and their ultimate resolutions, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company has not recorded a reserve for these matters as of September 30, 2026 and December 31, 2025, as the variables affecting any potential eventual liability depend on the current unknown facts and circumstances that arise out of, and are specific to, any particular future audit, inquiry, and investigation and cannot be reasonably estimated at this time. Management believes that the resolution of all current regulatory matters will not result in a material impact to the Company’s financial condition, results of operations or cash flows.

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

In April 2026, the Company became aware that certain electronic patient data, including protected health information, was extracted from the information technology systems of a vendor contracted by the Company to provide non-clinical, administrative services to the Company and its affiliated entities. In May 2026, plaintiffs filed putative class actions against the Company, alleging claims arising from this incident. These cases have since been consolidated into a single proceeding in the U.S. District Court for the Eastern District of North Carolina, and a Consolidated Class Action Complaint styled In re Lumexa Imaging Data Breach Litigation was filed on August 19, 2026. On August 31, 2026, the matter was stayed by court order to allow for mediation.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

Based on the information currently available and after consideration of the relevant facts and circumstances in this matter, the Company believes that an unfavorable outcome is reasonably possible. The ultimate outcome of this matter is subject to significant uncertainty, and the Company is currently unable to reasonably estimate the amount or range of potential loss that may result. Accordingly, no loss contingency has been recorded in the Company’s condensed consolidated financial statements related to this matter. The Company maintains cybersecurity insurance coverage to help mitigate potential losses arising from cybersecurity incidents. However, there can be no assurance that such coverage will be sufficient to cover all losses arising from this matter.

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

In assessing whether the Company should consolidate the VIE Physician Practices, the Company evaluated whether it has a variable interest in the VIE Physician Practices, whether the VIE Physician Practices are VIEs, and whether the Company has a controlling financial interest in the VIE Physician Practices. The Company concluded that it has variable interests in the VIE Physician Practices on the basis that the Company has the right to receive income as an ongoing management fee under the ASAs, which effectively absorbs all of the residual interests of the VIE Physician Practices. The Company also has the implicit obligation to absorb losses of the VIE Physician Practices and to additionally provide, in certain circumstances, cash advances to the VIE Physician Practices if the VIE Physician Practices have insufficient funds. The Company did not provide any such cash advances to the VIE Physician Practices during the nine months ended September 30, 2026 or 2025. The Company determined the VIE Physician Practices are VIEs due to insufficient equity at risk and/or the holders of the equity at risk in the VIE Physician Practices (i.e., the Physician Owners) lacking the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE Physician Practices’ economic performance.

The contractual arrangements described above allow the Company to direct the activities that most significantly impact the economic performance of the VIE Physician Practices. Accordingly, the Company is the primary beneficiary of the VIE Physician Practices and consolidates the VIE Physician Practices under the VIE model.

The table below illustrates the assets and liabilities of the VIE Physician Practices (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
Assets
Current assets	$60,487	$56,239
Non-current assets	204,751	202,549
Total assets of consolidated VIEs	265,238	258,788
Liabilities
Current liabilities	15,939	17,038
Non-current liabilities	34,383	32,334
Total liabilities of consolidated VIEs	50,322	49,372
Total net assets of consolidated VIEs	$214,916	$209,416

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In assessing whether AHI should consolidate the Franchise Centers, the Company evaluated whether AHI holds a variable interest in the Franchise Centers, if the Franchise Centers are VIEs, and whether AHI has a controlling financial interest in the Franchise Centers. The Company concluded that AHI has the right to receive income as an ongoing management fee under the MSAs, which effectively absorbs all of the residual interest of the Franchise Centers. AHI also has the implicit obligation to absorb losses of the Franchise Centers and to additionally provide, in certain circumstances, cash advances to the Franchise Centers, if the Franchise Centers have insufficient funds. AHI did not provide any such cash advances to the Franchise Centers during the nine months ended September 30, 2026 or 2025. The Company determined that the Franchise Centers are considered VIEs because their equity at risk is insufficient to finance their activities without additional support.

The contractual arrangements above allow AHI to direct the activities that most significantly impact the Franchise Centers’ economic performance. Thus, AHI is the primary beneficiary and consolidates the Franchise Centers.

Total assets and liabilities included in the Company’s condensed consolidated balance sheets associated with the Franchise Centers were $15.7 million and $7.2 million and $6.3 million and $5.0 million, respectively, as of September 30, 2026 and December 31, 2025, respectively.

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

The Company has not identified any VIEs during the nine months ended September 30, 2026 or 2025, for which the Company determined that it is not the primary beneficiary and thus did not consolidate. No VIEs were added and no VIEs were deconsolidated during the nine months ended September 30, 2026 or 2025.

11. Investments in Unconsolidated Affiliates

At September 30, 2026, the Company operates 87 imaging centers (“JV centers”) through joint ventures with health system partners.

BTDI

Touchstone Imaging of Mesquite, LLC (“TMI”), a wholly owned subsidiary of LIOI, and Baylor University Medical Center (BUMC) own a 49% and 51% interest, respectively, in BTDI. The Company accounts for TMI’s noncontrolling interest in the investment in the unconsolidated affiliate under the equity method of accounting.

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

All Others

The Company’s other investments in unconsolidated affiliates include Carolinas Imaging Services, LLC (“CIS”), Virtua Adult Imaging JV (“Virtua JV”), SCLTDI JV, LLC (“SCLTDI”), IH-USRS Imaging, LLC (“IH-USRS”), RLC, LLC, (“RLC”), UPMCTDI JV, LLC (“UPMC”) and Tucson Medical Imaging Partners, LLC (“TMIP”). The Company has ownership interests in these entities ranging from 30% to 50%. The Company accounts for these investments in unconsolidated affiliates under the equity method of accounting.

The following is a summary of the statements of income for the investments in unconsolidated affiliates on an aggregated basis for the periods indicated (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2026			2025
	BTDI	ALL OTHERS	TOTAL	BTDI	ALL OTHERS	TOTAL
Income statement:
Revenues	$116,661	$47,323	$163,984	$109,070	$39,800	$148,870
Expenses	79,362	35,688	115,050	75,474	34,731	110,205
Net income	$37,299	$11,635	$48,934	$33,596	$5,069	$38,665
Company’s share of net income	$17,811	$5,608	$23,419	$15,996	$2,494	$18,490
Amortization of basis difference	(500)	(73)	(573)	(500)	—	(500)
Equity in earnings of unconsolidated affiliates	$17,311	$5,535	$22,846	$15,496	$2,494	$17,990

	NINE MONTHS ENDED SEPTEMBER 30,
	2026			2025
	BTDI	ALL OTHERS	TOTAL	BTDI	ALL OTHERS	TOTAL
Income statement:
Revenues	$325,166	$130,939	$456,105	$303,015	$117,788	$420,803
Expenses	230,799	103,543	334,342	217,157	96,252	313,409
Net income	$94,367	$27,396	$121,763	$85,858	$21,536	$107,394
Company’s share of net income	$45,023	$13,144	$58,167	$41,011	$10,324	$51,335
Amortization of basis difference	(1,500)	(178)	(1,678)	(1,500)	—	(1,500)
Equity in earnings of unconsolidated affiliates	$43,523	$12,966	$56,489	$39,511	$10,324	$49,835

12. Related Party Transactions

Net Patient Service Revenue, Related Party

The Company provides diagnostic imaging services and radiology services to its JV centers, which are operated through unconsolidated affiliates and, which include CIS, BTDI, SCLTDI and IH-USRS as co-owners. Based on service agreements with these entities, the Company recorded patient revenues of $9.4 million and $26.6 million during the three and nine months ended September 30, 2026, respectively, and $9.5 million and $26.4 million related to these services during the three and nine months ended September 30, 2025, respectively, which is included in net patient service revenue, related party on the condensed consolidated statements of operations and comprehensive income (loss). The Company has a receivable from JV centers in the amount of $3.2 million and $2.8 million as of September 30, 2026 and December 31, 2025, respectively, which is included in accounts receivable, related party on the condensed consolidated balance sheets.

Management Fee Revenue and Other, Related Party

The Company provides management and administrative services based on management service agreements including staff and administrative support to its JV centers, which are operated through investments in unconsolidated affiliates. A large portion of this revenue relates to JV centers operated through BTDI, for which the Company recorded revenue of $37.3 million, $110.1 million, $36.2 million and $105.1 million related to these services during the three and nine months ended September 30, 2026 and 2025, respectively, which is included in management fee and other revenue, related party on the condensed consolidated statements of operations and comprehensive income (loss). The Company has a receivable from BTDI in the amount of $9.6 million and $9.1 million as of

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2026 and December 31, 2025, respectively, which is included in accounts receivable, related party on the condensed consolidated balance sheets.

For all other JV centers, the Company recorded management fees of $15.3 million and $43.7 million for the three and nine months ended September 30, 2026, respectively, and $15.3 million and $41.1 million for the three and nine months ended September 30, 2025, respectively, which are included in management fee and other revenue, related party on the condensed consolidated statements of operations and comprehensive income (loss). The Company has a receivable from these JV centers in the amount of $9.8 million and $6.4 million as of September 30, 2026 and December 31, 2025, respectively, which is included in accounts receivable, related party on the condensed consolidated balance sheets.

The Company also provides management services and administrative services based on management service agreements to Atrium Health and its subsidiaries (“Atrium”), which is an investor in Lumexa Imaging and, before the completion of the Company’s IPO, had the right to appoint one LII manager to Holdings LLC’s board of managers, thus resulting in a related party relationship. Atrium Health does not have the right to appoint any directors to the Company’s board of directors and is no longer considered a related party subsequent to the Company’s IPO. Atrium is an investor, along with LII, in CIS. The revenue for such services earned from Atrium was $0.6 million and $1.7 million during the three and nine months ended September 30, 2025, respectively, and is included in management fee and other revenue, related party on the condensed consolidated statements of operations and comprehensive income (loss). Atrium owed the Company $0.6 million at December 31, 2025, for such services, which are included in accounts receivable, related party on the condensed consolidated balance sheets.

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

Adjusted EBITDA is defined by the Company as net income (loss) determined in accordance with US GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction costs, one-time litigation and settlement expenses associated with claims made against the Company, costs associated with strategic initiatives and implementation, goodwill impairment charges, severance and executive recruiting costs, gains or losses on dispositions and other similar or infrequent items (although the Company may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated affiliates.

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

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The following tables present revenues and Adjusted EBITDA for each reportable segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2026
	OUTPATIENT	PROFESSIONAL	INTERSEGMENT ELIMINATIONS	TOTAL OF REPORTABLE SEGMENTS
Revenue
Net patient service revenue	$148,975	$66,342	$(4,202)	$211,115
Management fee and other revenue	52,974	7,884	—	60,858
Total revenues	201,949	74,226	(4,202)	271,973
Other segment items(1)	148,756	64,824	(4,202)	209,378
Adjusted EBITDA	$53,193	$9,402	$—	$62,595
Less:
Depreciation and amortization				(10,331)
Income tax provision				(4,607)
Amortization of basis difference				(573)
Interest expense				(15,674)
Fair market value adjustment on debt				(654)
Loss on disposal of property and equipment				(779)
Stock-based compensation				(12,339)
Severance and executive recruiting(2)				(622)
Strategic initiatives and implementation(3)				(2,365)
Transaction costs(4)				661
Litigation and settlements(5)				(3,578)
Other(6)				(362)
Adjustments for equity in earnings of unconsolidated affiliates(7)				(4,194)
Net income				$7,178

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

	THREE MONTHS ENDED SEPTEMBER 30, 2025
	OUTPATIENT	PROFESSIONAL	INTERSEGMENT ELIMINATIONS	TOTAL OF REPORTABLE SEGMENTS
Revenue
Net patient service revenue	$141,142	$63,088	$(2,535)	$201,695
Management fee and other revenue	52,227	5,022	—	57,249
Total revenues	193,369	68,110	(2,535)	258,944
Other segment items(1)	143,936	58,413	(2,535)	199,814
Adjusted EBITDA	$49,433	$9,697	$—	$59,130
Less:
Depreciation and amortization				(9,654)
Income tax provision				(3,264)
Amortization of basis difference				(500)
Interest expense				(30,577)
Loss on disposal of property and equipment				(623)
Stock-based compensation				(8,312)
Severance and executive recruiting(2)				(365)
Strategic initiatives and implementation(3)				(1,198)
Transaction costs(4)				(2,899)
Litigation and settlements(5)				14
Other(6)				(728)
Adjustments for equity in earnings of unconsolidated affiliates(7)				(4,525)
Net loss				$(3,501)

	NINE MONTHS ENDED SEPTEMBER 30, 2026
	OUTPATIENT	PROFESSIONAL	INTERSEGMENT ELIMINATIONS	TOTAL OF REPORTABLE SEGMENTS
Revenue
Net patient service revenue	$430,814	$193,368	$(12,014)	$612,168
Management fee and other revenue	155,243	21,261	—	176,504
Total revenues	586,057	214,629	(12,014)	788,672
Other segment items(1)	448,126	182,321	(12,014)	618,433
Adjusted EBITDA	$137,931	$32,308	$—	$170,239
Less:
Depreciation and amortization				(30,336)
Income tax provision				(8,991)
Amortization of basis difference				(1,678)
Interest expense				(48,227)
Loss on extinguishment and modification of debt				(1,053)
Fair market value adjustment on debt				(654)
Loss on disposal of property and equipment				(892)
Stock-based compensation				(37,350)
Severance and executive recruiting(2)				(2,253)
Strategic initiatives and implementation(3)				(5,849)
Transaction costs(4)				(2,628)
Litigation and settlements(5)				(4,780)
Other(6)				(444)
Adjustments for equity in earnings of unconsolidated affiliates(7)				(13,464)
Net income				$11,640

LUMEXA IMAGING holdings, inc. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

	NINE MONTHS ENDED SEPTEMBER 30, 2025
	OUTPATIENT	PROFESSIONAL	INTERSEGMENT ELIMINATIONS	TOTAL OF REPORTABLE SEGMENTS
Revenue
Net patient service revenue	$413,481	$185,042	$(6,345)	$592,178
Management fee and other revenue	147,887	15,282	—	163,169
Total revenues	561,368	200,324	(6,345)	755,347
Other segment items(1)	423,132	172,156	(6,345)	588,943
Adjusted EBITDA	$138,236	$28,168	$—	$166,404
Less:
Depreciation and amortization				(27,984)
Income tax provision				(11,452)
Amortization of basis difference				(1,500)
Interest expense				(90,523)
Loss on disposal of property and equipment				(477)
Stock-based compensation				(23,032)
Severance and executive recruiting(2)				(2,538)
Strategic initiatives and implementation(3)				(3,084)
Transaction costs(4)				(10,363)
Litigation and settlements(5)				142
Other(6)				(886)
Adjustments for equity in earnings of unconsolidated affiliates(7)				(13,121)
Net loss				$(18,414)

(1)
Other segment items for both segments include certain operating expenses that are not regularly provided to the CODM on a segment basis and that are identifiable with that segment, including physician compensation, employee salaries and benefits, medical supplies, information technology costs, professional services and other general and administrative expenses.
(2)
Includes severance and recruiting expenses for executive leadership departures as part of strategic organizational changes.
(3)
Includes third-party consulting, implementation and integration expenses incurred as part of the Company’s strategic transformation and optimization initiatives, related to the deployment of a new technology system, the development, customization and integration of a new enterprise resource planning system and related transformation of our finance organization, including enhancements to our accounting capabilities and internal control processes.
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

Overview

We are one of the largest national providers of diagnostic imaging services. Our platform is integrated, scalable and has a proven track record of creating value for our stakeholders. As of September 30, 2026, we operated the second largest outpatient imaging center footprint in the United States. It spans 190 centers in 13 states and includes nine joint venture partnerships with health systems.

Our primary source of income is fees paid by patients, insurance companies or other payors in exchange for our centers providing imaging studies and radiologists’ interpretations of those studies. We also earn revenue from payors when our radiologists interpret an imaging study performed in another facility, often the imaging department of a hospital. In addition, we earn a monthly fee from centers that we operate, but do not consolidate for accounting purposes, in exchange for managing their operations. We also earn fees from third-party hospitals for providing radiology and administrative support. How these income streams affect our consolidated financial statements depends on whether we consolidate the center generating the fee for accounting purposes. Because our ownership levels and rights vary from center to center, as of September 30, 2026, we consolidated 103 of the 190 centers that we operated and accounted for our investments in the remaining 87 centers under the equity method of accounting. As of September 30, 2025, we consolidated 99 of the 184 centers that we operated and accounted for our investments in the remaining 85 centers under the equity method of accounting.

The following table shows our outpatient imaging centers in operation and consolidated net patient service revenue for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Consolidated net patient service revenue	$211,115	$201,695	$612,168	$592,178
Centers in operation	190	184	190	184
Outpatient imaging centers with a health system joint venture partner (equity method)	87	85	87	85
Consolidated outpatient imaging centers	103	99	103	99

The following table summarizes the centers we operated as of the periods indicated:

	Type of Center
	Consolidated	Joint Venture	Total
Number of Centers, December 31, 2024	98	83	181
De novos	6	3	9
Acquisitions	—	1	1
Closed or sold	(2)	(1)	(3)
Number of Centers, December 31, 2025	102	86	188
De novos	2	—	2
Acquisitions	—	2	2
Closed or sold	(1)	(1)	(2)
Number of Centers, September 30, 2026	103	87	190

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

	CONSOLIDATED		SYSTEM-WIDE
	THREE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
MRI and CT as percentage of revenues	52%	51%	64%	63%
MRI and CT as a percentage of volumes	32%	31%	38%	37%

	CONSOLIDATED		SYSTEM-WIDE
	NINE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
MRI and CT as percentage of revenues	52%	52%	64%	63%
MRI and CT as a percentage of volumes	31%	30%	38%	36%

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

	CONSOLIDATED		SYSTEM-WIDE
	THREE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Commercial insurance	59%	57%	63%	64%
Government	28	27	23	22
Self-pay, liens and other payors	13	16	14	14
	100%	100%	100%	100%

	CONSOLIDATED		SYSTEM-WIDE
	NINE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Commercial insurance	58%	58%	62%	63%
Government	28	28	23	23
Self-pay, liens and other payors	14	14	15	14
	100%	100%	100%	100%

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

We operate outpatient imaging centers, some of which we wholly own and others that we own in partnership with health system joint ventures. As of September 30, 2026, we managed 84 of our 87 outpatient imaging centers owned by joint ventures on a day-to-day basis through management services contracts. As of September 30, 2025, we managed 82 of our 85 outpatient imaging centers owned by joint ventures on a day-to-day basis through management services contracts. Our role as an owner and day-to-day manager provides us with significant influence over those centers’ operations. This influence does not represent control of the center, so we account for our investment in each such center under the equity method of accounting as an unconsolidated affiliate. We controlled the other 103 and 99 centers at September 30, 2026 and 2025, respectively, and accounted for these investments as consolidated subsidiaries. For consolidated subsidiaries, our condensed consolidated statements of operations and comprehensive income (loss) reflect, within each revenue and expense line item, 100% of the revenues and expenses of each such subsidiary, after the elimination of intercompany amounts. Our condensed consolidated statements of operations and comprehensive income (loss) reflect our earnings from our unconsolidated affiliates in only two line items:

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

Results of Operations (in thousands)

	THREE MONTHS ENDED SEPTEMBER 30,
	2026	2025	VARIANCE
Revenue:
Net patient service revenue	$201,719	$192,174	$9,545
Net patient service revenue, related party	9,396	9,521	(125)
Management fee and other revenue	8,284	5,108	3,176
Management fee and other revenue, related party	52,574	52,141	433
Total revenues	271,973	258,944	13,029
Operating expenses:
Cost of operations, excluding depreciation and amortization	225,571	219,236	6,335
General and administrative expenses	30,025	17,081	12,944
Depreciation and amortization	10,331	9,654	677
Loss on disposal of property and equipment	779	623	156
Total operating expenses	266,706	246,594	20,112
Equity in earnings of unconsolidated affiliates	22,846	17,990	4,856
Income from operations	28,113	30,340	(2,227)
Other expenses:
Interest expense	15,674	30,577	(14,903)
Fair market value adjustment on debt	654	—	654
Total other expenses	16,328	30,577	(14,249)
Income (loss) before income taxes	11,785	(237)	12,022
Income tax provision	4,607	3,264	1,343
Net income (loss) and comprehensive income (loss)	$7,178	$(3,501)	$10,679

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	VARIANCE
Revenue:
Net patient service revenue	$585,613	$565,738	$19,875
Net patient service revenue, related party	26,555	26,440	115
Management fee and other revenue	22,669	15,253	7,416
Management fee and other revenue, related party	153,835	147,916	5,919
Total revenues	788,672	755,347	33,325
Operating expenses:
Cost of operations, excluding depreciation and amortization	668,611	639,898	28,713
General and administrative expenses	74,757	53,262	21,495
Depreciation and amortization	30,336	27,984	2,352
Loss on disposal of property and equipment	892	477	415
Total operating expenses	774,596	721,621	52,975
Equity in earnings of unconsolidated affiliates	56,489	49,835	6,654
Income from operations	70,565	83,561	(12,996)
Other expenses:
Interest expense	48,227	90,523	(42,296)
Loss on extinguishment and modification of debt	1,053	—	1,053
Fair market value adjustment on debt	654	—	654
Total other expenses	49,934	90,523	(40,589)
Income (loss) before income taxes	20,631	(6,962)	27,593
Income tax provision	8,991	11,452	(2,461)
Net income (loss) and comprehensive income (loss)	$11,640	$(18,414)	$30,054

The following table provides additional information about our management fee and other revenues for the periods indicated (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Components of management fee and other revenues:
Fees for managing joint ventured outpatient centers and other third-party services	$25,889	$23,843	$73,490	$64,497
Zero margin pass-throughs of employee, IT and other center level costs paid by Lumexa	34,969	33,406	103,014	98,672
Total management fee and other revenues	$60,858	$57,249	$176,504	$163,169

The following table summarizes our GAAP condensed consolidated statements of operations and comprehensive income (loss) items expressed as a percentage of revenue for the periods indicated:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of operations, excluding depreciation and amortization	82.9	84.7	84.8	84.7
General and administrative expenses	11.0	6.6	9.5	7.1
Depreciation and amortization	3.8	3.7	3.8	3.7
Loss on disposal of property and equipment	0.3	0.2	0.1	—
Total operating expenses	98.0	95.2	98.2	95.5
Equity in earnings of unconsolidated affiliates	8.4	6.9	7.2	6.6
Income from operations	10.4	11.7	9.0	11.1
Other expenses:
Interest expense	5.8	11.8	6.1	12.0
Loss on extinguishment and modification of debt	—	—	0.1	—
Fair market value adjustment on debt	0.2	—	0.1	—
Total other expenses	6.0	11.8	6.3	12.0
Income (loss) before income taxes	4.4	(0.1)	2.7	(0.9)
Income tax provision	1.8	1.3	1.2	1.5
Net income (loss) and comprehensive income (loss)	2.6%	(1.4)%	1.5%	(2.4)%

Our business model of partnering with health system joint venture partners results in our accounting for 87 (as of September 30, 2026) and 85 (as of September 30, 2025) of our outpatient imaging centers under the equity method of accounting rather than consolidating their results.

Our share of the net income of unconsolidated affiliates is shown in our condensed consolidated statements of operations and comprehensive income (loss) on a net basis as “equity in earnings of unconsolidated affiliates.”

The following tables provide other information regarding our unconsolidated affiliates for the periods indicated (dollars in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
Lumexa Imaging’s Unconsolidated Affiliates	2026	2025	2026	2025
Lumexa Imaging’s equity in earnings of unconsolidated affiliates	$22,846	$17,990	$56,489	$49,835
Lumexa Imaging’s imputed weighted average ownership percentages based on unconsolidated affiliates’ net income or loss (1)	46.7%	46.5%	46.4%	46.4%
Total debt at unconsolidated affiliates	$89,063	$70,748	$89,063	$70,748
Unconsolidated outpatient imaging centers operated at period end	87	85	87	85

(1)
Our weighted average percentage ownership in our unconsolidated affiliates is calculated as our equity in earnings of unconsolidated affiliates divided by the total net income or loss of unconsolidated affiliates for each respective period.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Unconsolidated affiliates net revenues:
BTDI revenues	$116,661	$109,070	$325,166	$303,015
All other unconsolidated affiliates revenues	47,323	39,800	130,939	117,788
Aggregate unconsolidated affiliates revenues	$163,984	$148,870	$456,105	$420,803
Unconsolidated affiliates operating expenses, excluding depreciation and amortization:
BTDI operating expenses	$72,649	$67,605	$209,652	$194,781
All other unconsolidated affiliates operating expenses	33,099	32,842	95,493	88,200
Aggregate unconsolidated affiliates operating expenses, excluding depreciation and amortization	$105,748	$100,447	$305,145	$282,981
Unconsolidated affiliates net income:
BTDI net income	$37,299	$33,596	$94,367	$85,858
All other unconsolidated affiliates net income	11,635	5,069	27,396	21,536
Aggregate unconsolidated affiliates net income	$48,934	$38,665	$121,763	$107,394

One of our unconsolidated affiliates, BTDI, is considered significant to our consolidated financial statements under Regulation S-X. As a result, the audited consolidated financial statements and related notes of BTDI were included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Revenue

As described above, our earnings from an outpatient imaging center, whether consolidated or accounted for using the equity method of accounting, are driven by the same factors: the center’s underlying profits and revenue and our ownership percentage in that center. Accordingly, to assess our overall operating results, we often utilize system-wide and same-center measures, which include both consolidated centers and unconsolidated affiliates. Our consolidated revenue growth and system-wide revenue growth were 5.0% and 7.7%, respectively, between the three months ended September 30, 2026 and the three months ended September 30, 2025. Our system-wide revenue includes all centers and physician practices that we operate; our GAAP revenue (or consolidated revenue) only includes consolidated centers, which represented 54% of our centers as of both September 30, 2026 and September 30, 2025, respectively, and all physician practices that we operate.

Net patient service revenue increased by $9.5 million, or 5.0%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was largely due to an increase in consolidated same-center revenues of 4.8%, which was driven by volume growth of 2.8% and an increase in net revenue per scan of 2.0%. Net patient service revenue also increased $1.5 million related to 11 consolidated de novo centers added during 2024, 2025 and 2026.

Management fee and other revenue increased by $3.2 million, or 62.2%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to an increase in stipend revenue due to new and renegotiated contracts.

Management fee and other revenue, related party increased by $0.4 million, or 0.8%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to increased pass-through costs at the joint ventures we manage related to information technology and leased employees and growth in the business.

Operating Expenses

Cost of operations, excluding depreciation and amortization, is comprised of costs incurred to operate outpatient imaging centers and physician practices, primarily salaries, wages and benefits for clinicians and direct patient support personnel, occupancy costs, such as rent and utilities, medical supplies and other operating expenses. Cost of operations, excluding depreciation and amortization increased by $6.3 million, or 2.9%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, driven by increased volumes. The increase was primarily due to an increase in salaries and wages.

General and administrative expenses include salaries, wages and benefits of executive leadership, finance and accounting, human resources, legal, information technology, professional fees, transaction costs, severance and other overhead and corporate expenses.

General and administrative expenses increased by $12.9 million, or 75.8%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase is primarily due to an increase in stock-based compensation as a result of resetting some of our legacy stock-based compensation plans after our IPO. Additionally, general and administrative expenses increased as a result of operating as a public company. The increase in public company expenses is associated with compliance with the rules and regulations of the SEC, and an increase in legal, audit, insurance, investor relations, professional services and other administrative expenses.

Depreciation and amortization expense consists of depreciation of property and equipment assets (medical office equipment, computer and software, and furniture and fixtures) and amortization of acquired intangible assets, such as facility contracts and trade names. Depreciation and amortization expense increased by $0.7 million, or 7.0%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase is primarily driven by additions to property and equipment during the period.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is our share of the net income or loss of each unconsolidated outpatient imaging center, which is based on that center’s net income or loss and the percentage of that center’s outstanding equity interests owned by us. Equity in earnings of unconsolidated affiliates increased by $4.9 million, or 27.0%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was due to increased profitability of our investments in unconsolidated affiliates.

Other expenses

Interest expense decreased by $14.9 million, or 48.7%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to our refinancing of our Existing Credit Agreement (as further described below) in December 2025.

Income Tax Provision

For the three months ended September 30, 2026 and 2025, we recognized income tax expense of $4.6 million and $3.3 million, respectively, which results in effective tax rates of 39.1% and (1,377.2%), respectively. The effective tax rate for three months ended September 30, 2026 was higher than our statutory tax rate due to non-deductible compensation and changes in the valuation allowance. The effective tax rate for three months ended September 30, 2025 was lower than our statutory rate due to the relative amount of pretax income and loss among our different tax-paying components prior to the Equity Reorganization, non-deductible stock compensation and changes in the valuation allowance.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Revenue

As described above, our earnings from an outpatient imaging center, whether consolidated or accounted for using the equity method of accounting, are driven by the same factors: the center’s underlying profits and revenue and our ownership percentage in that center. Accordingly, to assess our overall operating results, we often utilize system-wide and same-center measures, which include both consolidated centers and unconsolidated affiliates. Our consolidated revenue growth and system-wide revenue growth were 4.4% and 6.0%, respectively, between the nine months ended September 30, 2026 and the nine months ended September 30, 2025. Our system-wide revenue includes all centers and physician practices that we operate; our GAAP revenue (or consolidated revenue) only includes consolidated centers, which represented 54% of our centers as of both September 30, 2026 and September 30, 2025, respectively, and all physician practices that we operate.

Net patient service revenue increased by $19.9 million, or 3.5%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was largely due to an increase in consolidated same-center revenues of 3.3%, which was driven by volume growth of 1.6% and an increase in net revenue per scan of 1.6%. Net patient service revenue also increased $5.8 million related to 11 consolidated de novo centers added during 2024, 2025 and 2026.

Management fee and other revenue increased by $7.4 million, or 48.6%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to an increase in stipend revenue due to new and renegotiated contracts.

Management fee and other revenue, related party increased by $5.9 million, or 4.0%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to increased pass-through costs at the joint ventures we manage related to information technology and leased employees and growth in the business.

Operating Expenses

Cost of operations, excluding depreciation and amortization, is comprised of costs incurred to operate outpatient imaging centers and physician practices, primarily salaries, wages and benefits for clinicians and direct patient support personnel, occupancy costs, such as rent and utilities, medical supplies and other operating expenses. Cost of operations, excluding depreciation and amortization increased by $28.7 million, or 4.5%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, driven by increased volumes. The increase was primarily due to an increase in salaries and wages, an increase in medical supplies and an increase in physician compensation.

General and administrative expenses include salaries, wages and benefits of executive leadership, finance and accounting, human resources, legal, information technology, professional fees, transaction costs, severance and other overhead and corporate expenses. General and administrative expenses increased by $21.5 million, or 40.4%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase is primarily due to an increase in stock-based compensation as a result of resetting some of our legacy stock-based compensation plans after our IPO. Additionally, general and administrative expenses increased as a result of operating as a public company. The increase in public company expenses is associated with compliance with the rules and regulations of the SEC, and an increase in legal, audit, insurance, investor relations, professional services and other administrative expenses.

Depreciation and amortization expense consists of depreciation of property and equipment assets (medical office equipment, computer and software, and furniture and fixtures) and amortization of acquired intangible assets, such as facility contracts and trade names. Depreciation and amortization expense increased by $2.4 million, or 8.4%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase is primarily driven by additions to property and equipment during the period.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates is our share of the net income or loss of each unconsolidated outpatient imaging center, which is based on that center’s net income or loss and the percentage of that center’s outstanding equity interests owned by us. Equity in earnings of unconsolidated affiliates increased by $6.7 million, or 13.4%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was due to increased profitability of our investments in unconsolidated affiliates.

Other expenses

Interest expense decreased by $42.3 million, or 46.7%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to our refinancing of our Existing Credit Agreement (as further described below) in December 2025.

Loss on extinguishment and modification of debt for the nine months ended September 30, 2026 was due to fees associated with the amendment which repriced our Refinancing Term Loan in June 2026. The interest rate decreased from SOFR plus 3.0% to SOFR plus 2.5%.

Income Tax Provision

For the nine months ended September 30, 2026 and 2025, we recognized income tax expense of $9.0 million and $11.5 million, respectively, which resulted in effective tax rates of 43.6% and (164.5%), respectively. The effective tax rate for the nine months ended September 30, 2026 was higher than our statutory tax rate due to non-deductible compensation and changes in the valuation allowance. The effective tax rate for the nine months ended September 30, 2025 was lower than our statutory rate due to the relative amount of pretax income and loss among our different tax-paying components prior to the Equity Reorganization, non-deductible stock compensation and changes in the valuation allowance.

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

Outpatient Imaging Center Segment

Our outpatient imaging center segment generates revenue by performing imaging studies and providing radiologists’ interpretations of those studies. The following tables show our outpatient imaging center segment’s revenue and Adjusted EBITDA for the periods indicated (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2026	2025	$ CHANGE	% CHANGE
Net patient service revenue	$148,975	$141,142	$7,833	5.5%
Management fee and other revenue	52,974	52,227	747	1.4%
Adjusted EBITDA	53,193	49,433	3,760	7.6%

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	$ CHANGE	% CHANGE
Net patient service revenue	$430,814	$413,481	$17,333	4.2%
Management fee and other revenue	155,243	147,887	7,356	5.0%
Adjusted EBITDA	137,931	138,236	(305)	(0.2)%

The following table shows the outpatient imaging center segment’s system-wide same-center growth rates for the following metrics for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 and nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025:

	THREE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2026
Net revenue	6.2%	4.5%
Volume	3.3%	2.4%
Net revenue per scan	2.8%	2.0%

Our outpatient imaging center segment’s operating results for both the three months ended September 30, 2026 and nine months ended September 30, 2026 reflect a 4.4% consolidated GAAP revenue growth. The segment’s system-wide same-center revenue growth for the three months ended September 30, 2026 and nine months ended September 30, 2026 was 6.2% and 4.5%, respectively.

Net patient service revenue for the outpatient imaging center segment increased by $7.8 million, or 5.5%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily driven by an increase in consolidated same-center revenues of 4.8%, which was comprised of volume growth of 2.8% and an increase in net revenue per scan of 2.0%. Net patient service revenue for the outpatient imaging center segment also increased $1.5 million related to 11 consolidated de novo centers added during 2024, 2025 and 2026.

Net patient service revenue for the outpatient imaging center segment increased by $17.3 million, or 4.2%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily driven by an increase in consolidated same-center revenues of 3.3%, which was comprised of volume growth of 1.6% and an increase in net revenue per scan of 1.6%. Net patient service revenue for the outpatient imaging center segment also increased $5.8 million related to 11 consolidated de novo centers added during 2024, 2025 and 2026.

Management fee and other revenue for the outpatient imaging center segment increased by $0.7 million, or 1.4%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to increased pass-through costs at BTDI related to information technology and leased employees and improved financial performance. Our management fees are usually quantified as a percentage of the unconsolidated affiliate’s net revenue.

Management fee and other revenue for the outpatient imaging center segment increased by $7.4 million, or 5.0%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to increased pass-through costs at BTDI related to information technology and leased employees and improved financial performance. Our management fees are usually quantified as a percentage of the unconsolidated affiliate’s net revenue.

As further discussed below, Adjusted EBITDA removes non-cash and non-recurring charges that occur in the affected period and provides a basis for management to measure our core financial performance against other periods. Adjusted EBITDA for the outpatient imaging center segment increased by $3.8 million, or 7.6%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase in Adjusted EBITDA was primarily driven by an increase in net patient service revenues.

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

	THREE MONTHS ENDED SEPTEMBER 30,
	2026	2025	$ CHANGE	% CHANGE
Net patient service revenue	$66,342	$63,088	$3,254	5.2%
Management fee and other revenue	7,884	5,022	2,862	57.0%
Adjusted EBITDA	9,402	9,697	(295)	(3.0)%

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	$ CHANGE	% CHANGE
Net patient service revenue	$193,368	$185,042	$8,326	4.5%
Management fee and other revenue	21,261	15,282	5,979	39.1%
Adjusted EBITDA	32,308	28,168	4,140	14.7%

The following table shows the professional services segment’s consolidated same-practice growth rates for the following metrics for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 and nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025:

	THREE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2026
Net revenue	5.2%	4.9%
Volume	5.3%	4.1%
Net revenue per read	(0.1)%	0.8%

Our professional services segment’s operating results for the three months ended September 30, 2026, reflects a consolidated GAAP revenue increase of 9.0%. The segment’s consolidated professional same-practice revenue growth for the three months ended September 30, 2026 was 5.2%. Our professional segment’s net patient service revenues noted above include intersegment revenues of $4.2 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively, related to reads performed for our outpatient imaging segment. These revenues are eliminated in consolidation.

Our professional services segment’s operating results for the nine months ended September 30, 2026, reflects a consolidated GAAP revenue increase of 7.1%. The segment’s consolidated professional same-practice revenue growth for the nine months ended September 30, 2026 was 4.9%. Our professional segment’s net patient service revenues noted above include intersegment revenues of $12.0 million and $6.3 million for the nine months ended September 30, 2026 and 2025, respectively, related to reads performed for our outpatient imaging segment. These revenues are eliminated in consolidation.

Net patient service revenue for the professional services segment increased by $3.3 million, or 5.2%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 due to year-over-year increase in volumes.

Net patient service revenue for the professional services segment increased by $8.3 million, or 4.5%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 due to year-over-year increase in volumes.

Management fee and other revenue for the professional services segment increased $2.9 million, or 57.0% for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was due to an increase in stipend revenue due to new and renegotiated contracts.

Management fee and other revenue for the professional services segment increased $6.0 million, or 39.1% for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was due to an increase in stipend revenue due to new and renegotiated contracts.

As further discussed below, Adjusted EBITDA removes non-cash and non-recurring charges that occur in the affected period and provides a basis for management to measure our core financial performance against other periods. Adjusted EBITDA for the professional services segment increased by $4.1 million, or 14.7%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to increased volumes.

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

The following tables summarize our key operating metrics for both the three months ended and the nine months ended September 30, 2026, as compared to the three months ended and nine months ended September 30, 2025:

	THREE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2026
Consolidated revenue growth(1)	5.0%	4.4%
Consolidated outpatient same-center revenue growth(2)	4.8%	3.3%
Consolidated outpatient same-center volume growth(3)	2.8%	1.6%
Consolidated outpatient same-center net revenue per scan growth(4)	2.0%	1.6%
Consolidated professional same-practice revenue growth(5)	5.2%	4.9%
Consolidated professional same-practice volume growth(6)	5.3%	4.1%
Consolidated professional same-practice net revenue per read growth(7)	(0.1)%	0.8%

	THREE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2026
System-wide revenue growth(8)	7.7%	6.0%
System-wide outpatient same-center revenue growth(9)	6.2%	4.5%
System-wide outpatient same-center volume growth(10)	3.3%	2.4%
System-wide outpatient same-center net revenue per scan growth(11)	2.8%	2.0%

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

The following table summarizes our non-GAAP financial metrics for the periods indicated:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, unless otherwise indicated)	2026	2025	2026	2025
Adjusted EBITDA	$62,595	$59,130	$170,239	$166,404
Adjusted EBITDA margin	23.0%	22.8%	21.6%	22.0%

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

(3)Consolidated outpatient same-center volume growth

We define consolidated outpatient same-center volume growth as the percentage change in consolidated outpatient same-center volume, as compared to the prior year period. We define consolidated outpatient same-center volume as the total number of scans or comparable services for each of our imaging modalities which were performed in the given period at centers which we consolidate for financial reporting purposes under GAAP. This metric does not reflect professional service`s volume.

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

The following table summarizes our consolidated revenue by type and as a percentage of total revenue for the periods indicated:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Net patient service revenue	74.2%	74.2%	74.3%	74.9%
Net patient service revenue, related party	3.5	3.7	3.4	3.5
Management fee and other revenue	3.0	2.0	2.9	2.0
Management fee and other revenue, related party	19.3	20.1	19.4	19.6
Total revenues	100.0%	100.0%	100.0%	100.0%

Our consolidated net patient service revenue by payor is summarized in the following table for the periods indicated (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Commercial insurance	$118,291	$108,576	$340,204	$325,344
Government—Medicare	49,139	43,197	143,120	132,418
Government—Medicaid	8,800	8,145	24,395	27,293
Attorney liens	6,179	3,825	18,728	22,051
Self-pay	8,924	7,424	24,398	19,513
Other third-party payors	10,386	21,007	34,768	39,119
Total net patient service revenue, unrelated party	201,719	192,174	585,613	565,738
Net patient service revenue, related party	9,396	9,521	26,555	26,440
Total net patient service revenue	$211,115	$201,695	$612,168	$592,178

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

The following table illustrates the reconciliations from net income (loss) under GAAP to Adjusted EBITDA for the periods indicated (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2026	2025
GAAP net income (loss)	$7,178	$(3,501)
Depreciation and amortization expense	10,331	9,654
Income tax provision	4,607	3,264
Amortization of basis difference	573	500
Interest expense	15,674	30,577
Fair market value adjustment on debt	654	—
Loss on disposal of property and equipment	779	623
Stock-based compensation	12,339	8,312
Severance and executive recruiting(1)	622	365
Strategic initiatives and implementation(2)	2,365	1,198
Transaction costs(3)	(661)	2,899
Litigation and settlements(4)	3,578	(14)
Other(5)	362	728
Depreciation and amortization–unconsolidated affiliates(6)	3,438	3,766
Interest expense–unconsolidated affiliates(6)	596	505
Losses on asset disposal or sale—unconsolidated affiliates(6)	160	253
Other adjustments—unconsolidated affiliates(6)	—	1
Adjusted EBITDA	$62,595	$59,130

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
GAAP net income (loss)	$11,640	$(18,414)
Depreciation and amortization expense	30,336	27,984
Income tax provision	8,991	11,452
Amortization of basis difference	1,678	1,500
Interest expense	48,227	90,523
Loss on extinguishment and modification of debt	1,053	—
Fair market value adjustment on debt	654	—
Loss on disposal of property and equipment	892	477
Stock-based compensation	37,350	23,032
Severance and executive recruiting(1)	2,253	2,538
Strategic initiatives and implementation(2)	5,849	3,084
Transaction costs(3)	2,628	10,363
Litigation and settlements(4)	4,780	(142)
Other(5)	444	886
Depreciation and amortization–unconsolidated affiliates(6)	11,066	11,361
Interest expense–unconsolidated affiliates(6)	1,639	1,451
Losses on asset disposal or sale—unconsolidated affiliates(6)	900	467
Other adjustments—unconsolidated affiliates(6)	(141)	(158)
Adjusted EBITDA	$170,239	$166,404

(1)
Includes severance and recruiting expenses for executive leadership departures as part of strategic organizational changes. These amounts are included in general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss).
(2)
Includes third-party consulting, implementation, and integration expenses incurred as part of our strategic transformation and optimization initiatives, related to the deployment of a new technology system, the development, customization, and integration of a new enterprise resource planning system and related transformation of our finance organization, including enhancements to our accounting capabilities and internal control processes. For the three months ended September 30, 2026 and 2025, $1.9 million and $1.0 million of these costs, respectively, are included in general and administrative expense in our condensed consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2026 and 2025, $0.5 million and $0.2 million of these costs, respectively, are included in cost of operations, excluding depreciation and amortization expense in our condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2026 and 2025, $4.9 million and $2.0 million of these costs, respectively, are included in general and administrative expense in our condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2026 and 2025, $0.9 million and $1.1 million of these costs, respectively, are included in cost of operations, excluding depreciation and amortization expense in our condensed consolidated statements of operations and comprehensive income (loss).
(3)
Includes costs for third-party non-recurring IPO costs, buy-side and sell-side due diligence activities to evaluate and execute potential mergers and acquisitions, integrate acquired businesses and one-time employee retention bonuses related to potential mergers and acquisitions. For the three months ended September 30, 2026 and 2025, $(0.7) million and $2.8 million of these costs, respectively, are included in general and administrative expense in our condensed consolidated statements of operations and comprehensive income (loss). The $(0.7) million for the three months ended September 30, 2026 is primarily the reversal of one-time employee retention bonuses for individuals that did not satisfy the retention plan’s requirements. For the three months ended September 30, 2025, $0.1 million of these costs are included in cost of operations, excluding depreciation and amortization expense in our condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2026 and 2025, $2.6 million and $10.0 million of these costs, respectively, are included in general and administrative expense in our condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2025, $0.4 million of these costs was included in cost of operations, excluding depreciation and amortization expense in our condensed consolidated statements of operations and comprehensive income (loss).
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

Liquidity and Capital Resources

We finance our operations through cash provided by operating activities along with long-term debt, including senior secured credit facilities and equipment promissory notes. Our principal uses of cash and cash equivalents in recent periods have been to fund our operations. During the nine months ended September 30, 2026, we earned net income of $11.6 million and net cash provided by operations was $70.5 million. During the nine months ended September 30, 2025, we incurred a net loss of $18.4 million and net cash used in operations was $0.03 million. We expect our existing capital resources, anticipated cash from operations and our borrowing capacity under the Amended Revolving Credit Facility will be sufficient to sustain our operations for the next twelve months and the foreseeable future.

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

Sources and Uses of Cash

The following table summarizes our cash flows for the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Net cash provided by (used in) operating activities	$70,544	$(29)
Net cash used in investing activities	$(32,962)	$(18,557)
Net cash used in financing activities	$(6,399)	$(7,354)

Operating Activities

During the nine months ended September 30, 2026, our operating activities provided $70.5 million of net cash as compared to net cash used in operating activities of $0.03 million during the nine months ended September 30, 2025. The increase in net cash provided by operating activities of $70.6 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily driven by a reduction in interest payments. The interest payment reduction was the result of the paydown and refinancing of our Existing Term Loan (defined below) in December 2025. The paydown and refinancing of the Existing Term Loan has benefited operating cash flows thus far in 2026, given that our term loan borrowings were reduced from $1.2 billion under the Existing Term Loan as of December 17, 2025 (the date of refinancing) to $825.0 million under the Refinancing Term Loan (defined below) and our interest rate decreased from SOFR plus 4.75% per annum under the Existing Term Loan to SOFR plus 3.0% per annum under the Refinancing Term Loan. Our interest rate was further reduced to SOFR plus 2.5% as a result of the debt repricing that was finalized on June 30, 2026.

Cash From Unconsolidated Affiliates

The centers we operate in partnership with health systems, which we often call JV centers, are accounted for as unconsolidated affiliates, due to our minority ownership position in them. These centers generally distribute cash quarterly, and our pro rata share of these distributions was $55.0 million and $41.2 million during the nine months ended September 30, 2026 and 2025, respectively. Distributions from the joint ventures received by us are made from the actual cash flow of the joint ventures after their cash capital expenditures, equipment lease payments, net working capital changes and interest expense, if any. These distributions are included in our condensed consolidated statements of cash flows from operating activities as one line item: “Distributions from investments in unconsolidated affiliates.”

Our earnings from JVs are also shown in one line on our condensed consolidated statements of operations and comprehensive income (loss): “Equity in earnings of unconsolidated affiliates.” These earnings were $56.5 million and $49.8 million for the nine months ended September 30, 2026 and 2025, respectively. While the timing of our distributions from our JV centers can vary based on capital and other planning of JV level cash needs, and there were timing differences in 2026 and 2025, the total distributions from investments in unconsolidated affiliates that we received during these two periods together, were approximately $10.1 million lower than our equity in earnings from unconsolidated affiliates as shown in the table below (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	Total
Equity in earnings of unconsolidated affiliates	$56,489	$49,835	$106,324
Distributions from investments in unconsolidated affiliates	55,028	41,223	96,251

During the nine months ended September 30, 2026 and 2025, our operating cash flows were reduced by $15.5 million and $15.8 million, respectively, primarily due to transaction costs, severance and executive recruiting, litigation and settlements and strategic initiatives and implementation costs. We expect that some of these activities, including our ERP and other IT implementations, as well as executive recruiting, will continue through 2026.

Investing Activities

During the nine months ended September 30, 2026 and 2025, our investing activities used $33.0 million and $18.6 million of net cash, respectively. The cash used in investing activities was attributable to purchases of property and equipment in the amounts of $29.2 million and $19.2 million during the nine months ended September 30, 2026 and 2025, respectively. We also finance acquisitions of equipment using finance lease arrangements as described below in Noncash Equipment Purchases.

Noncash Equipment Purchases

We seek to optimize our use of cash to advance our growth strategy while also reducing the size of our debt relative to our Adjusted EBITDA. As part of this strategy, we make cash purchases for equipment, which for our wholly owned centers are classified within investing activities, as described above. We also acquire equipment under finance lease arrangements. Assets acquired by our wholly owned centers under finance lease arrangements, which do not involve an up-front cash outlay, totaled $20.9 million and $14.1 million during the nine months ended September 30, 2026 and 2025, respectively. Purchases of property and equipment in accounts payable and accrued expenses was $1.3 million and $2.9 million for the nine months ended September 30, 2026 and 2025, respectively.

As with our wholly owned centers, our JV centers add equipment and fund de novo centers through a combination of cash purchases and finance lease arrangements, which do not involve an up-front cash outlay. Equipment purchases under both methods totaled $42.3 million and $29.0 million for our JV centers during the nine months ended September 30, 2026 and 2025, respectively, of which our pro rata ownership share were $18.1 million and $13.8 million, respectively.

Financing Activities

During the nine months ended September 30, 2026 and 2025, our financing activities used $6.4 million and $7.4 million of net cash, respectively. The primary use of cash in financing activities was payments on long-term debt and finance leases.

Long-Term Debt

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

In December 2025, LII and LIOI entered into Amendment No. 5 to the Existing Senior Secured Credit Facility with Barclays Bank PLC, as administrative agent and collateral agent, and the other lenders party thereto. Our “Amended Credit Agreement” provides for (i) a secured term loan facility of $825.0 million (the “Refinancing Term Loan”) and (ii) a secured revolving line of credit of $250.0 million (the “Amended Revolving Credit Facility” and, together with the Refinancing Term Loan, the “Refinancing Senior Secured Credit Facility”). The Refinancing Senior Secured Credit Facility’s initial interest rate per annum was equal to SOFR plus 3.0%. The Refinancing Term Loan is to mature in December 2032. The Amended Revolving Credit Facility matures in December 2030. As of September 30, 2026, $820.9 million was outstanding on the Refinancing Term Loan. No amounts were outstanding under the Amended Revolving Credit Facility as of September 30, 2026. On June 30, 2026, we entered into Amendment No. 7 (the “7th Amendment”). The 7th Amendment reduced the Refinancing Term Loan’s and Amended Revolving Credit Facility’s interest rates from SOFR plus 3.0% to SOFR plus 2.5%.

We have also financed the acquisition of certain medical equipment and leasehold improvements under promissory notes which are collateralized by property and equipment, which mature at various times through 2031.

For more information on our long-term debt, see Note 6 in the notes accompanying our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with health systems, we do not own controlling interests (and are also not the primary beneficiary) in a number of our outpatient imaging centers. As of September 30, 2026, we accounted for 87 of our 190 outpatient imaging centers under the equity method of accounting. As of September 30, 2025, we accounted for 85 of our 184 outpatient imaging centers under the equity method of accounting. Similar to our consolidated outpatient imaging centers, our unconsolidated imaging centers have debts, including finance lease obligations, that are generally non-recourse to us. The debts of our unconsolidated outpatient imaging centers are not included in our consolidated financial statements. As of September 30, 2026 and December 31, 2025, the total debt on the balance sheets of our unconsolidated affiliates was $89.1 million and $69.1 million, respectively.

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

In May 2026, plaintiffs filed putative class actions against the Company, alleging claims arising from this incident. These cases have since been consolidated into a single proceeding in the U.S. District Court for the Eastern District of North Carolina, and a Consolidated Class Action Complaint styled In re Lumexa Imaging Data Breach Litigation was filed on August 19, 2026. On August 31, 2026, the matter was stayed by court order to allow for mediation.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our Principal Executive Officer and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, and due to the material weaknesses in internal controls described below, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Remediation Plans

Management, with the oversight of the Audit Committee of the Board of Directors, is committed to remediating the material weaknesses. We are executing plans intended to remediate them using both internal and external resources. Actions taken to date and ongoing activities include:

•
We continue to engage an accounting consulting firm to provide additional depth and breadth in our technical accounting and financial reporting capabilities.
•
We have hired, and continue to recruit, additional qualified accounting, finance and information technology (“IT”) personnel to provide needed levels of expertise in our internal accounting and IT functions and maintain appropriate segregation of duties.
•
We have provided training to accounting, finance and IT personnel related to internal controls over financial reporting.
•
We have implemented a new general ledger and consolidation platform.
•
We are in the process of formalizing and performing a risk assessment process that includes the identification and walkthrough of key business processes to ensure controls are designed and implemented in response to identified risks.
•
During the quarter ended September 30, 2026, we designed and implemented new controls for key business areas related to revenue, journal entries and relevant IT systems. The newly designed controls have been implemented and management is in the process of testing the operating effectiveness for these key business areas.
•
We also intend to formalize and communicate our policies and procedures surrounding our financial close, financial reporting, key accounting processes, information technology and internal control over financial reporting.

These material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time and management has concluded, through testing, that the controls are effective. Accordingly, the material weaknesses were not remediated as of September 30, 2026.

Changes in Internal Control over Financial Reporting

As noted above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not repurchase any of our common stock during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
Disclosure in lieu of reporting on a Current Report on Form 8-K

None.

(b)
Material change to the procedures by which security holders may recommend nominees to the Board of Directors

None.

(c)
Insider Trading Arrangements and Policies

During the quarterly period ended September 30, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Lumexa Imaging Holdings, Inc.

Date: November 12, 2026	By:	/s/ Caitlin Zulla
Caitlin Zulla
Chief Executive Officer

Date: November 12, 2026	By:	/s/ J. Anthony Martin
J. Anthony Martin
Chief Financial Officer